Form 10-Q
period 2023-06-30
GEN Restaurant Group, Inc.
filed 2023-08-14
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-41727

GEN Restaurant Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-3424935
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11480 South Street Suite 205 Cerritos, CA	90703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 356-9929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, par value $0.001 per share	GENK	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2023, the registrant had 4,140,000 shares of Class A common stock, $0.001 par value per share, outstanding and 28,141,566 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP

Condensed Consolidated Balance Sheets

(in thousands)	June 30, 2023	December 31, 2022
	(unaudited)
Current assets:
Cash and cash equivalents	$54,987	$11,195
Inventories	948	2,542
Prepaid expenses and other current assets	1,500	994
Total current assets	57,435	14,731
Equity method investment	584	618
Property and equipment, net	24,275	21,283
Operating lease assets	91,140	90,713
Notes receivable from related party, net of current portion	—	10,850
Deferred tax asset	10,530	—
Other assets	688	683
Total assets	$184,652	$138,878
Liabilities and equity (deficit)
Current liabilities
Accounts payable	5,056	7,474
Accrued salaries and benefits	2,097	1,976
Accrued interest	200	175
Notes payable, current	445	624
Line of credit	7,841	6,894
Notes payable to related parties, current	2,150	3,021
Obligations under finance leases, current	100	134
Operating lease liabilities, current	4,311	4,096
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	2,927	4,442
Other current liabilities	7,883	4,624
Income tax payable	96	—
Distribution payable	8,176	—
Total current liabilities	45,088	37,266
Notes payable, net of current portion	6,427	5,316
Notes payable to related parties, net of current portion	—	500
Obligations under finance leases, net of current portion	118	185
Operating lease liabilities, net of current portion	101,449	100,872
Total liabilities	153,082	144,139
Commitments and contingencies (Note 10)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity (deficit)
Members’ equity (deficit)	—	(10,011)
Noncontrolling interest	—	3,250
Class A common stock, $0.001 par value, 75,000,000 shares authorized, 4,140,000 shares issued and outstanding as of June 30, 2023	4	—
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 28,141,566 shares issued and outstanding as of June 30, 2023	28	—
Additional paid-in capital	3,602	—
Retained Earnings	11
Non-controlling interest	26,425
Total permanent equity (deficit)	30,070	(6,761)
Total liabilities and stockholders’ equity (deficit)	$184,652	$138,878

See accompany notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP

Condensed Consolidated Income Statements

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenue	$46,473	$42,209	$90,335	$80,461
Restaurant operating expenses:
Food cost	14,786	14,115	29,091	27,014
Payroll and benefits	14,323	12,180	27,975	23,479
Occupancy expenses	3,673	3,181	7,104	5,883
Operating expenses	4,299	3,735	8,425	7,019
Depreciation and amortization	1,131	1,084	2,244	2,139
Pre-opening Costs	881	379	1,400	538
Total restaurant operating expenses	39,093	34,674	76,239	66,072
General and administrative	1,958	1,766	4,013	3,530
Consulting fees - related party	1,445	1,500	2,325	3,577
Management fees	589	623	1,176	1,157
Depreciation and amortization - corporate	18	8	37	15
Total costs and expenses	43,103	38,571	83,790	74,351
Income from operations	3,370	3,638	6,545	6,110
Gain on extinguishment of PPP debt	—	—	—	387
Employee retention credits	1,318	2,473	2,483	2,519
Other income (loss)	(7)	(848)	(7)	(848)
Interest expense, net	(207)	(155)	(396)	(237)
Equity in income of equity method investee	86	311	467	852
Net income before income taxes	4,560	5,419	9,092	8,783
Provision for income taxes	(96)	—	(96)	—
Net income	4,464	5,419	8,996	8,783
Less: Net Income attributable to noncontrolling interest	504	307	901	680
Net income attributable to Gen Restaurant Group, Inc.	3,960	5,112	8,095	8,103

Net income attributable to Class A common stock per share - basic and diluted (1)	$-	—	$-	—

Weighted-average shares of Class A common stock outstanding - basic and diluted (1)	4,249	0	4,249	0

(1) Basic and diluted net loss per Class A common stock is presented only for the period after the Company's organizational transactions.
See Note 1 for a description of the organizational transactions. See Note 14 for calculation of net income per share.

See accompany notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three and Six months ended June 30, 2023 and June 30, 2022

(in thousands)	Members' Equity (Deficit)	Non-Controlling Interest	Total
Balance, December 31, 2021	$8,894	$1,799	$10,693
Distributions	(17,334)	—	(17,334)
Net Income	2,989	373	3,362
Balance, March 31, 2022	$(5,451)	$2,172	$(3,279)
Distributions	(5,481)	—	(5,481)
Net Income	5,112	307	5,419
Balance, June 30, 2022	$(5,819)	$2,479	$(3,340)

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Deficit	Interest	(deficit)
Balance, December 31, 2022	$-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Redemption of Class A and B common units										-
Net income		4,134							397	4,531
Member distributions		(3,059)								(3,059)
Balance, March 31, 2023	$-	$(8,936)	-	$-	-	$-	$-	$-	$3,647	(5,289)
Activity prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transactions		3,950							430	4,380
Conversion of related party loans to equity		871								871
Member distributions		(23,410)								(23,410)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,447)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,138			40,141
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,447						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							10,530			10,530
Activity subsequent to the initial public offering and related organizational transactions:
Net income								11	74	85
NCI Adjustment							(26,351)		26,351	-
Balance, June 30, 2023	$-	$-	4,140,000	$4	28,141,566	$28	$3,602	$11	$26,425	$30,070

See accompany notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(in thousands)	2023	2022
	(unaudited)
Cash flows from operating activities
Net Income	$8,996	$8,783
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,281	2,154
Equity in income of equity method investee, net of distributions	34	(564)
Gain on extinguishment of debt, PPP	—	(387)
Amortization of operating lease assets	2,284	1,478
Interest income earned on Notes receivable from related party	(116)	(19)
Changes in operating assets and liabilities:
Inventories	1,594	(4,049)
Prepaid expenses and other current assets	(390)	622
Other assets	(5)	(18)
Accounts payable	(2,845)	2,337
Accrued salaries and benefits	121	(108)
Accrued interest	25	—
Other current liabilities	392	2,696
Operating lease liabilities	(1,919)	(1,457)
Income tax payable	96	—
Net cash provided by operating activities	10,548	11,468
Cash flows from investing activities
Proceeds from recovery of Notes receivable from related party	12,950	13,344
Advances made to related party	(2,100)	—
Purchase of property and equipment	(4,845)	(3,778)
Net cash provided by investing activities	6,005	9,566
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting	46,167	—
Payments to members for advances	(2,000)	—
Advance from members	485	1,600
Payments for deferred offering costs	(398)	(715)
Proceeds from PPP and EIDL loans	—	2,700
Payments on PPP and EIDL loans	(43)	(171)
Payments on finance leases	(102)	(115)
Payments on third party loans	(324)	(251)
Payments on related party loans	(1,000)	(7,712)
Payment on line of credit	(153)	—
Proceeds from line of credit	1,100	7,893
Proceeds from third party loans	1,300	—
Proceeds from related party loans	500	2,425
Member distributions	(18,293)	(22,818)
Net cash provided by (used in) financing activities	27,239	(17,164)
Net increase in cash and cash equivalents	43,792	3,870
Cash and cash equivalents at beginning of year	11,195	9,890
Cash and cash equivalents at end of quarter	$54,987	$13,760
Supplemental disclosures of other cash flow information:
Cash paid for interest	$558	$364
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	996	868
Receivable for member contributions	—	60
Unpaid deferred offering cost	2,867	854
Leased assets obtained in exchange for new operating lease liabilities	2,284	92,281
Distributions payable	8,176	-
Conversion of related party loans to member's equity	871	-

See accompany notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, LLC, GEN Restaurant Management, LLC and certain of their affiliated entities (collectively referred to hereinafter as “the Company”). The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, and Texas, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of June 30, 2023:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Restaurant Management, LLC	GRM	DE	Management

The above entities are collectively owned 100% by the controlling group, with the exception of GEN Houston, and Gen Webster, 49% of which is owned by an outside investor. As of June 30, 2023, GEN Houston and GEN Webster are 100% owned by the Company. The Company also has an equity method investment in its GEN Hawaii restaurant, with a 50% ownership share. On June 30, 2023 and December 31, 2022, there were 34 and 31 restaurants in operation, respectively.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

Organization

GEN Restaurant Group, Inc. (“GEN Inc.” and, collectively with the Operating Company (as defined below) and its consolidated subsidiaries, the “Company”), was formed as a Delaware corporation on October 28, 2021. GEN Inc. is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of GEN Restaurant Companies, LLC (“GEN LLC”, or the “Operating Company”), the predecessor of GEN Inc. for financial reporting purposes. The Operating Company was organized under the laws of the state of Delaware on October 28, 2021, and is based in Cerritos, California. As the managing member of the Operating Company, GEN Inc. operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to GEN Restaurant Group, Inc., and its consolidated subsidiaries, including the Operating Company. The authorized shares of GEN Inc. consist of (i) shares of Class A common stock, par value $0.001 per share (the “Class A common stock”) and (ii) shares of Class B common stock, par value $0.001 per share (the “Class B common stock"). See “Initial Public Offering and Organizational Transactions,” below for the description of the IPO and the Transactions completed in June 2023.

The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2023 through June 30, 2023 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts as of June 30, 2023 reflects the consolidated operations of the Company.

Initial Public Offering and Organizational Transactions

On June 30, 2023, GEN Inc. completed its IPO of 3,600,000 shares of Class A common stock at a public offering price of $12.00 per share. In addition, the underwriters purchased an additional 540,000 shares of Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. The sale of shares of Class A common stock by GEN Inc. generated aggregate net proceeds of $46.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by GEN Inc. GEN Inc. contributed all of the net proceeds to the Operating Company in exchange for a number of Class A common units of the Operating Company (“Class A Common Units”) equal to the number of shares of Class A common stock sold by GEN Inc. in the IPO at a price per Class A Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, GEN Inc. owns approximately 12.8% of the Operating Company’s outstanding common units. As a result of the IPO, Mr. David Kim and Mr. Jae Chang, Co-CEOs, collectively control approximately 58.6% of GEN Inc.’s common stock as a result of their ownership of GEN LLC’s Class B common units ("Class B Common Units"), which were issued on a one-to-one basis. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of GEN Inc.’s stockholders.

As a result of the IPO and the Transactions, GEN Inc. became the managing member of the Operating Company and its principal asset is Class A Common Units of the Operating Company. As the managing member of the Operating Company, GEN Inc. operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its subsidiaries, conducts its business. Although GEN Inc. has a minority economic interest in the Operating Company, GEN LLC has the sole voting interest in, and controls the management of, the Operating Company, and has the obligation to absorb losses of, and receive benefits from, the Operating Company, which could be significant. GEN Inc. consolidated the Operating Company in its consolidated financial statements and reports a non-controlling interest related to the Class B Common Units held by the members of the Operating Company (other than the Class A Common Units held by GEN Inc.) on its consolidated financial statements. GEN Inc. has a board of directors and executive officers but has no employees. All of the Company’s assets are held by, and all of its operations are conducted through, the Operating Company. All of the Company’s employees are employed by the Operating Company.

In connection with the closing of the IPO, GEN Inc. and the Operating Company consummated the following organizational transactions (collectively, the “Transactions”):

•
The Operating Company adopted the Operating Agreement (the “Operating Agreement”), which converted each member’s existing membership interests in the Operating Company into Class B Common Units, and appointed GEN Inc. as the managing member of the Operating Company;
•
GEN Inc. restated its certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock;

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

•
GEN Inc. issued and sold 4,140,000 shares of its Class A common stock to the purchasers in the IPO (including the underwriters option to exercise), and used all of the net proceeds received from the IPO to acquire Class A Common Units from the Operating Company at a purchase price per Class A Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, which Class A Common Units represented approximately 12.8% of the Operating Company’s outstanding common units after the IPO;
•
GEN Inc. entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights Agreement (the “Registration Rights Agreement”) with the Operating Company’s members who, assuming that all of the Class B Common Units of such members are redeemed or exchanged for newly-issued shares of Class A common stock on a one-to-one basis, will own an aggregate of 28,141,566 shares of Class A common stock, representing approximately 98.6% of the combined voting power of all of GEN Inc’s common stock. Although the actual timing and amount of any payments that GEN Inc will make to the Operating Company’s members under the TRA will vary, GEN Inc. expects those payments to be significant.

GEN Inc.’s corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the members of the Operating Company to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO. One of these benefits is that future taxable income of the Operating Company that is allocated to its members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the Operating Company entity level. Additionally, because the members may redeem their Class B Common Units for shares of GEN Inc.'s Class A common stock on a one-for-one basis, the Up-C structure also provides the members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.

GEN Inc. will receive the same benefits as its members because of its ownership of Class A Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As GEN Inc. redeems additional Class B Common Units from the Operating Company’s members under the mechanism described above, GEN Inc will obtain a step-up in tax basis in GEN Inc.s share of the Operating Company’s assets. This step-up in tax basis will provide GEN Inc with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to GEN Inc. GEN Inc. entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by GEN Inc to the Operating Company’s members of 85% of the amount of tax benefits, if any, that GEN Inc. actually realizes (or in some cases, is deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Class B Common Units and (ii) certain other tax benefits attributable to payments made under the TRA.

As a result of the completion of the Transactions, including the IPO:

•
GEN Inc. is a holding company and its principal asset is the Class A Common Units it holds in the Operating Company;
•
GEN Inc. is the managing member of the Operating Company and controls the business and affairs of the Operating Company and its subsidiaries;
•
The purchasers in the IPO (i) own 4,140,000 shares of Class A common stock, representing approximately 1.4% of the combined voting power of all of GEN Inc’s common stock, and (ii) own 100% of the economic interest in GEN Inc.
•
GEN Inc. owns all of the Class A Common Units of GEN LLC, representing approximately 12.8% of the distributions made by GEN LLC. While this interest represents a minority of economic interests in GEN LLC, it represents 100% of the voting interests, and GEN Inc. acts as the managing member of GEN LLC. As a result, GEN Inc. operates and control all of GEN LLC’s business and affairs and is able to consolidate its financial results into GEN Inc.’s financial statements.
•
The members of GEN LLC other than GEN Inc. are certain historic owners of GEN Restaurant Group, all of whom, in the aggregate, own 28,141,566 Class B Common Units of GEN LLC and 28,141,566 shares of Class B common stock of GEN Inc.

Subsequent to June 30, 2023, the Company paid the distribution payable of $8.1 million in full.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompany notes included in the registration statement filed for the IPO completed on June 30, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company's financial results. The results of the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 and for any other interim period or future year.

(b)
Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including receivables. In January 2023, the Company adopted ASU No. 2016-13, and concluded that the adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

(c)
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP and applicable rules, and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the previously filed registration statement.

(d)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of credit card transactions in transit. As of June 30, 2023 and December 31, 2022, there were deposits in excess of federally insured amounts of $53.8 million and $3.5 million, respectively.

(e)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on U.S. Foods, an unrelated third-party for its food costs. For the three months ended June 30, 2023 and June 30, 2022, U.S. Foods accounted for approximately 50.6% and 37.4% of total food costs, respectively. For the six months ended June 30, 2023 and June 30, 2022, U.S. Foods accounted for approximately 46.3% and 40.2% of total food costs, respectively.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, sauces, and is owned by a related party. For the three months ended June 30, 2023 and June 30, 2022, PGD accounted for approximately 13.9% and 21.1% of total operating expenses, respectively. For the six months ended June 30, 2023 and June 30, 2022, PGD accounted for approximately 16.4% and 26.7% of total operating expenses, respectively.

The Company also relies on Wise Universal, Inc. (“Wise”) an entity 60% owned by a related party, which provides food

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

products for 12 restaurants. For the three months ended June 30, 2023 and June 30, 2022, Wise accounted for approximately 22.6% and 26.2% of total food costs, respectively. For the six months ended June 30, 2023 and June 30, 2022, Wise accounted for approximately 23.7% and 27.0% of total food costs, respectively.

(f)
Inventories

Inventories consist principally of food and beverages and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(g)
Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Revenue from the operation of the restaurants is recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale.

Sales tax amounts collected from customers are remitted to governmental authorities and are excluded from sales.

(h)
Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment under finance leases are stated at the present value of minimum lease payments.

The estimated useful service lives are as follows:

Equipment	5 - 7 Years
Furniture and fixtures	5 - 7 Years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying condensed consolidated income statements. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the six months ended June 30, 2023 and December 31, 2022 as any amounts were deemed immaterial.

(i)
Other Assets and Other Current Liabilities

Other assets as of June 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Other Assets
Security Deposits	$446	$444
Liquor Licenses	215	224
Other	27	15
Total Other Assets	$688	$683

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

Other Current Liabilities as of June 30, 2023 and as of December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
Other Current Liabilities
Sales tax payable	$1,413	$1,468
Accrued percentage rent	571	1,246
Deferred offering costs	2,867	319
Misc. accrued expenses	3,032	1,591
Total Other Current Liabilities	$7,883	$4,624

(j)
Advances from members

Advances from members consist of funding received from member owners. As of June 30, 2023, the members had funded a total of $7.7 million of which $4.8 million was paid and immediately received as an equity contribution as part of the IPO transaction. As of December 31, 2022, the members had funded a total of $4.4 million in cash to cover a portion of the costs of the IPO. (See Note 13 for further discussion).

(k)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $0.9 million and $0.4 million thousand for the three months ended June 30, 2023 and June 30, 2022, respectively, and $1.4 million and $0.5 million thousand for the six months ended June 30, 2023 and June 30, 2022, respectively.

(l)
Income Taxes

Prior to the IPO, the Company and its related entities are organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Company and its related entities have elected to be treated as partnerships for income tax purposes and are not subject to federal or state income taxes, income or loss is included in the tax returns of the members or the partners of the Company and its related entities based on their respective shares.

Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Under U.S. GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(m)
Long-Lived Assets

Long-lived assets, such as property and equipment owned, are reviewed quarterly for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long- lived asset or asset group to be tested for possible impairment, undiscounted cash flows expected to be generated by that asset or asset group are compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not expected to be recoverable on

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We assessed our long-lived assets for potential impairment with the result that no impairment charges were recorded in any of the periods presented.

(n)
Interest Expense

A reconciliation of total interest cost to interest expense as reported in the condensed consolidated income statement for the three and six months ended June 30, 2023 and June 30, 2022 is as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest cost capitalized	$—	$—	$—	$—
Interest expense	301	197	557	338
PPP interest expense forgiven	—	—	—	(4)
Interest income	(94)	(42)	(161)	(97)
Interest expense, net	$207	$155	$396	$237

(o)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in other assets in the accompanying balance sheets.

(p)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated income statement as restaurant sales are recorded net of sales tax.

(q)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative costs in the accompanying statements of income. The Company incurred approximately $54 thousand and $49 thousand in advertising expenses for the three months ended June 30, 2023 and June 30, 2022, respectively. The Company incurred approximately $90 thousand in advertising expenses for both the six months ended June 30, 2023 and June 30, 2022.

(r)
Risks and Uncertainties.

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurants. While restrictions on the type of operations and occupancy capacity may continue to change, by the end of the first quarter of 2022 all of our restaurants were operating at full capacity with no capacity restrictions remaining. We cannot predict whether COVID-19 outbreaks will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruptions and changes in consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.

The Company has experienced, and in the future may experience, inflation related to its purchase of certain food products that the Company needs to operate its business. This price volatility could potentially have a material impact on the Company’s financial condition and/or its results of operations. In order to mitigate price volatility, the Company monitors cost fluctuations and may adjust its prices accordingly. The Company’s ability to compensate for higher costs through increased pricing may be limited by the competitive environment in which the Company operates.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(s)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ending December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the six months ended June 30, 2023 and June 30, 2022.

(t)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended June 30, 2023 and June 30, 2022, we recorded an aggregate benefit of $1.3 million and $2.5 million, respectively, in our condensed consolidated income statement to reflect the ERC. During the six months ended June 30, 2023 and June 30, 2022, we recorded an aggregate benefit of $2.5 million in both years in our condensed consolidated income statement to reflect the ERC.

(u)
Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid in capital. The Company had no remaining deferred offering costs at June 30, 2023.

(v)
Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO on June 30, 2023. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 14—Net Income per Share.”

(3)
Notes Receivable from related party

As of December 31, 2021, the Company had notes receivable from related parties for $21.5 million plus approximately $325 thousand interest earned from related parties, Ignite and Put Call Forever, LP, 100% owned by a controlling member with an interest rate of 2.50% per annum and a maturity date of one year. During the month of January 2022, the Company received partial payment on the principal balance outstanding of the Notes receivable from related party of $13.0 million, plus accrued interest earned of approximately $325 thousand.

The Notes receivable from related party balance as of December 31, 2022, was $10.9 million with accrued interest income receivable of $164 thousand. During the period ended June 30, 2023, the Company provided additional $2.1 million loans to the related party. The Company recorded $94 thousand and $172 thousand as interest income during the three and six months ended June 30, 2023, respectively. As part of the IPO transaction, the loan along with the accrued interest was repaid and immediately distributed to owners’ equity and the balance was zero as of June 30, 2023.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(4)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	Six months ended	Year ended
(in thousands)	June 30, 2023	December 31, 2022
Equipment	12,210	9,578
Furniture and fixtures	4,235	4,050
Leasehold improvements	35,868	32,157
Other assets	448	448
Construction in progress	1,180	2,435
	$53,941	$48,668
Less accumulated depreciation and amortization	(29,666)	(27,385)
Property and Equipment, Net	$24,275	$21,283

The construction in progress balance on June 30, 2023 is related to new stores currently being developed for openings expected in 2023 and 2024.

Total depreciation and amortization for the six months ended June 30, 2023 and June 30, 2022 was $2.3 million and $2.2 million, respectively, of which $89 thousand and $90 thousand for those periods were related to assets acquired under a finance lease.

(5)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH, which operates a GEN restaurant in Hawaii. The Company does not control major operational and financial decisions, which require consent from the other owner. During the six months ended June 30, 2023, and June 30, 2022, the Company received distributions of $500 thousand and $250 thousand, respectively, from GKBH.

A summary of the GKBH financial position for the six months ended June 30, 2023 and December 31, 2022 and results of operations as of June 30, 2023, and June 30, 2022 is as follows (unaudited):

(in thousands)	June 30, 2023	December 31, 2022
Current assets	821	846
Noncurrent assets	2,649	892
Current liabilities	954	367
Noncurrent liabilities	1,343	130

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales or gross revenue	1,940	1,952	3,769	3,585
Operating income	1,309	1,350	2,542	2,431
Interest expense	—	—	—	—
Net income	172	622	933	1,703
Net income attributable to the entity	86	311	467	852

(6)
Line of Credit

During March 2022 the Company entered into a line of credit for $8.0 million with Pacific City Bank. These funds were used to pay off the related party loans payable. The line of credit matures on September 3, 2023, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 10.0% on June 30, 2023. Only interest payments are due monthly with the principal balance to be paid in one payment at the maturity date. The balance as of June 30, 2023 and December 31, 2022 was $7.8 million and $6.9 million, respectively.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(7)
Notes Payable

Notes Payable to Bank

On September 13, 2017, the Company and a commercial bank entered into a loan agreement in the amount of $3.0 million with a maturity date of September 15, 2024, at an interest rate of 6.00% as of December 31, 2022. On September 2, 2020, the loan was amended for the amount of the balloon payment due on September 15, 2024. The Company pays $44 thousand each month and will pay one last payment estimated at $263 thousand due on September 15, 2024. Interest on this loan is computed on a 365/360 basis, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days in the monthly period. This calculation method results in a slightly higher effective interest rate than the numeric interest rate originally stated. This note is guaranteed by six of the Company’s entities and is cross guaranteed by related party entities. The balance as of June 30, 2023 and December 31, 2022 was $841 thousand and $1.1 million, respectively.

During the first quarter of 2023, the Company and a commercial bank entered into a loan agreement in the amount of $1.3 million with a maturity date of February 6, 2030, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.00%, resulting in an interest rate of 9.25% as of June 30, 2023. Principal and interest payments are due monthly and commenced in March 2023. The balance as of June 30, 2023 was $1.2 million.

Economic Injury Disaster Loan (EIDL)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

During the twelve months ended December 31, 2022, the Company received $2.6 million in additional EIDL loans. As of June 30, 2023 and December 31, 2022, the total principal amount of the EIDL loans was $4.5 million for both periods and the proceeds were used for working capital purposes. Interest on the EIDL loans accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of June 30, 2023 and December 31, 2022, the loan balance outstanding was $304 thousand and $334 thousand, respectively.

The aggregate maturities of all third party notes payable as of June 30, 2023:

(in thousands)
2023 - remaining	$445
2024	1,928
2025	179
2026	189
2027	163
Thereafter	3,968
$6,872
Less current portion of notes payable	(445)
Long term portion	$6,427

(8)
Related Party Notes Payable

Each of the entities, GEN Alhambra, GEN Cerritos, GEN Torrance, GEN Rancho Cucamonga, GEN San Jose, GEN Northridge, GEN Chino Hills, GEN Carrolton, GEN Hawaii, GEN Fremont, GEN Online, GEN Concord, GEN Westgate, GEN Mountain View, GEN Sacramento, GEN Pearlridge, GEN Frisco, and GEN Texas (collectively, the Borrowers) had notes payable to Ignite, owned by one of the members of the Company, with similar terms. Each note allows for draws to be made as individual loans. The total amount of loans under each agreement became due on the fifth anniversary of each note. Maturity dates ranged from January 2020 to December 2025. Interest accrued on each loan using the simple interest method at interest rates ranging from 2.75% to 5.00% of the outstanding principal balance. Interest was paid annually, one year in arrears. Ignite had a security interest in the assets of the

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

borrowers. There were no financial covenants in the note payable agreements. As of December 31, 2021 the outstanding principal under the Ignite notes payable was $7.7 million. During the month of March 2022, the Company repaid the entire $7.7 million principal balance outstanding on the Notes payable. After repaying the notes payable of $7.7 million with Ignite, the Company signed additional note agreements with Ignite in 2022 and the outstanding principal under Ignite notes payable was $1.1 million as of December 31, 2022.

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. The loans bear interest of 3.00% per year and mature on November 25, 2023.

In December 2022, the member owners loaned an additional $500 thousand to the Company for the construction and pre-opening costs. The loan has a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 9.25% at December 31, 2022. During January 2023, the Company repaid $500 thousand towards the Note Payable – related party. During March 2023, the member owner loaned another $500 thousand to the Company of which $150 thousand was repaid prior to the IPO transaction, and as part of the IPO transaction, the remaining loan balance was repaid in full and immediately contributed to owners’ equity.

The aggregate maturities of notes payable from related parties as of June 30, 2023, are as follows:

(in thousands)	2023	2,150
	2024	—
	2025	—
Less current portion of notes payable:		(2,150)
Notes Payable, net of current portion:		—

Interest expense incurred for the related party debt was $45 thousand and $16 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively.

Interest expense incurred for the related party debt was $68 thousand and $26 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively.

(9)
Leases

At inception of a contract, the Company assesses whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment and kitchen equipment. Our leases have remaining lease terms of less than 1 year to up to 25 years, including options to extend many of the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating leases are accounted for on the balance sheet with the lease assets and liabilities recognized in “Operating lease assets”, “Operating lease liabilities, current" and "Operating lease liabilities, net of current portion". Finance lease liabilities are recognized on the balance sheet in “Obligations under finance leases, current" and "Obligations under finance leases, net of current portion".

Lease assets and liabilities are recognized at the lease commencement date. All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the maturities of the leases. We estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. Operating lease assets are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease liabilities are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the three months ended June 30, 2023 and the six months ended June 30, 2023:

(in thousands)		Three months ended	Six months ended
Operating lease cost	Classification	June 30, 2023	June 30, 2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$2,253	$4,443
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,420	2,661
Total operating lease cost		$3,673	$7,104

Supplemental balance sheet information related to leases:
Operating leases	June 30, 2023	December 31, 2022
Operating lease assets	$91,140	$90,713
Operating lease liabilities, current	4,311	4,096
Operating lease liabilities, net of current portion	101,449	100,872
Total operating lease liabilities	$105,760	$104,968

Finance lease assets, net	June 30, 2023	December 31, 2022
Property and equipment	$902	$905
Accumulated depreciation	(804)	(714)
Property and equipment, net	$98	$191

Finance lease liabilities	June 30, 2023	December 31, 2022
Obligations under finance leases, current	$100	$134
Obligations under finance leases, net of current portion	118	185
Total finance lease liabilities	$218	$319

Six months ended
June 30, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	14.9
Finance leases	1.1
Weighted Average Discount Rate
Operating leases	5.43%
Finance leases	7.34%

Maturities of lease liabilities as of June 30, 2023:

	Operating Leases	Finance Leases
(in thousands)
2023 (remaining months)	$9,384	$196
2024	9,897	34
2025	10,140	—
2026	10,324	—
2027	10,524	—
Thereafter	119,369	—
Total undiscounted lease payments	$169,638	$230
Present value discount/interest	(64,029)	(12)
Present value	105,609	218
Lease liabilities, current	(4,311)	(100)
Lease liabilities, net of current	101,449	118
Total operating lease liability	$105,760	$218

As of June 30, 2023, the Company had additional operating leases related to new restaurants the Company has not yet taken

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

possession of that will total $36.0 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2023 and have lease terms, including option periods, of 20 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On June 30, 2023 and June 30, 2022 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

	Period ended
(in thousands)	June 30, 2023	June 30, 2022
Property and equipment	902	905
Less accumulated depreciation and amortization	(804)	(714)
	$98	$191

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated income statement.

(10)
Commitments and Contingencies
(a)
Commitments

On July 14, 2021, the Company entered into a letter of understanding (the “Agreement”) with an underwriter to serve as the exclusive lead underwriter, placement agent and investment banker for the Company in preparation a Public Offering (as defined in the Agreement) contemplated by the Company. However, due to continued negative capital market conditions during 2022 related to Initial Public Offerings (as defined in the Agreement), as of December 31, 2022 the Company terminated the agreement and as a result, the Company wrote off a total of $4.0 million of deferred IPO costs incurred through December 31, 2022, to "Aborted deferred IPO costs written off" in the consolidated income statement.

Market conditions changed in 2023 allowing the process to begin again, with the 2023 IPO costs deferred on the balance sheet in 2023 and charged against stockholder's equity as a reduction of additional paid-in capital at the consummation of the offering just prior to the end of June 2023.

On November 23, 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), Gen Restaurant Investment, LLC entered into an operating agreement with an investor (the “EB-5 Investor”). Under the terms and conditions of the EB- 5 program, the Company is subject to certain job creation requirements.

As part of the EB-5 Program operating agreement, the Company issued 3 units of Series II Preferred Member Interest in exchange for a 30% interest in Gen Restaurant Investment, LLC and received $1.5 million, recorded as equity. Five years from the date of issue, (the “Conversion Date”), or after approval of the l-829 petition to USCIS, the EB-5 investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise their conversion option, the Company may exercise its call option to purchase the Class B membership interest for the fair market value. If approval of the preferred members I-526 immigration application is denied, the Company is required to repurchase the preferred member units for $1.5 million.

Accordingly, this has been presented as mezzanine equity, not permanent equity, in the accompanying condensed consolidated balance sheets.

(b)
Contingencies

The Company and its related entities are involved in various claims and legal actions arising in the ordinary course of business.

On January 21, 2015, the Company received a class-action lawsuit naming Gen Alhambra, LLC, for alleged wage and hour class violations in Los Angeles County, California. This claim was settled during the year ended December 31, 2022, for an amount of $850,000 and has been recorded in the Company’s books as Other income (expense).

On September 23, 2021, the Company received a lawsuit from an ex-employee naming Gen Cerritos for alleged labor law violations in Los Angeles County, California. The Company plans to continue to defend against this claim and does not expect the outcome of the lawsuit to have a material impact on the financial statements of the Company.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

On September 17, 2021, the Company received a lawsuit from an ex-employee naming Gen Restaurant Group, LLC for alleged labor law violations in Los Angeles County, California. The Company plans to defend against this claim and does not expect the outcome of the lawsuit to have a material impact on the financial statements of the Company.

(11)
Income Taxes

As a result of the IPO and the Transactions the Company owns a portion of the common units of the Operating Company, which is treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members in accordance with the terms of the Operating Agreement. The Company is subject to U.S. federal, state and local income taxes based on its share of the Operating Company’s pass-through taxable income.

The effective tax rate differs from the statutory tax rate primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes.

For the six months ended June 30, 2023, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Tax Receivable Agreement ("TRA")

Gen, Inc. entered into the TRA, with the Operating Company and each of the members of the Operating Company (the "Members") that provides for the payment by Gen Inc. to the Members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by Gen Inc. or exchanges of Class A Common Units described above in “Note 1—Organization and Description of Business ” and (ii) certain other tax benefits attributable to payments made under the TRA.

The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Operating Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in the Operating Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest in the Operating Company. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate.

As of June 30, 2023, the Company did not have a liability related to its projected obligations under the TRA, which is captioned as Tax Receivable Agreement liability in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2023, Gen Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(12)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of June 30, 2023, the Company owned 12.8% of the economic interests in the Operating Company, with the remaining 87.2% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

(13)
Other Related-Party Transactions

The Company purchased approximately $528 thousand and $732 thousand for the three months ended June 30, 2023, and June 30, 2022, respectively, of supplies from Pacific Global (PGD), 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang's direct family. The Company purchased approximately $1.3 million and $1.8 million for the six months ended June 30, 2023, and June 30, 2022, respectively. Outstanding obligations for supply purchases from PGD of approximately $68 thousand and $55 thousand are included in accounts payable as of June 30, 2023, and June 30, 2022, respectively.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc (formerly known as J&J Management Group, Inc.) a third party who shares offices with Mr. Jae Chang, our Co-Chief Executive Officer. Pursuant to the agreement, the Company paid approximately $0.5 million and $0.6 million during the three months ended June 30, 2023, and June 30, 2022, respectively. The Company purchased $1.1 million and $1.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023 and June 30, 2022, included in accounts payable were payments due for obligations for management services provided by JL Restaurant Management, Inc. of $60 thousand and $82 thousand, respectively.

The Company purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for approximately $2.8 million for the three months ended June 30, 2023 and $3.7 million for three months ended June 30, 2022. The Company purchased approximately $6.4 million and $7.3 million for the six months ended June 30, 2023, and June 30, 2022, respectively. As of June 30, 2023 and June 30, 2022, included in accounts payable were outstanding obligations for food purchases from Wise Universal of approximately $508 thousand and $306 thousand, respectively.

On August 29, 2014, the Company entered into a consulting agreement with Ignite (the “Consulting Agreement”), 100% owned by Mr. David Kim, our Co-Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. Such consulting fees are only paid to the extent the Company and its related entities have adequate resources as determined by the controlling member. The Company paid approximately $1.4 million and $1.5 million for the three months ended June 30, 2023, and June 30, 2022, respectively, to Ignite for consulting services. The Company paid approximately $2.3 million and $3.6 million for the six months ended June 30, 2023, and June 30, 2022, respectively.

During the three months ended June 30, 2023 and June 30, 2022, the Company paid approximately $0 and $100 thousand to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction. Fast Fabrications is an affiliate that is 100% owned by an employee of the Company. That employee is also a partner in several of the LP entities and a member of GEN Hawaii.

As of December 31, 2021, the Company had notes receivable from Ignite and A/R Put-Forever, LP totaling $21.5 million with interest accruing at 2.5% per annum. The $13.0 million was collected during the three months ending March 31, 2022. During the month of January 2022, the Company received $320 thousand from its partners. The remaining balance of approximately $13.0 million was repaid in full and immediately distributed to owner’s equity.

As of December 31, 2022, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim, of approximately $353 thousand for purchases of fixed assets during 2018. During the second quarter 2023, GEN Mountain View paid $105 thousand towards this payable.

As of September 30, 2022 Gen Restaurant Management had a related party account payable to Ignite of $1.0 million for the purchase of inventory. During October and November 2022, the Company had repaid the entire balance.

During the year ended December 31, 2021 the owners advanced $2.0 million in cash to cover a portion of the costs of the pending IPO transaction. During the year ended December 31, 2022, the owners advanced an additional $2.4 million. Of this total, $4.0 million was expensed during the year as deferred offering costs aborted. As of December 31, 2022, the deferred offering costs balance was zero. The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid in capital. The Company had no deferred offering costs at June 30, 2023.

(14)
Net Income per Share

Basic net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the

GEN RESTAURANT GROUP

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022

weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted net income per share for all periods for which loss per share is presented is the same as basic net income per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2022 was presented in the accompanying condensed consolidated unaudited financial statements as a denominator to the calculation could not be determined. The basic and diluted net income per share for the three and six months ended June 30, 2023 represents the brief period between the IPO listing on June 28, 2023 through June 30, 2023 .

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2023	June 30, 2023
Numerator:
Net income	$85	$85
Less: Net income attributable to non-controlling interest	(74)	(74)
Net income attributable to Class A common stockholders	$11	$11
Denominator:
Weighted average shares of Class A common stock outstanding	4,249	4,249
Net income per share of Class A common stock - basic and diluted	$0.00	$0.00

For the three and six months ended June 30, 2023, shares of 28,141,566 Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(15)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through August 14, 2023, the date at which the condensed consolidated financial statements were issued.

Distribution Agreement

During July 2023 the Company entered into a distribution agreement with a third party vendor for a three year term.

Lease Agreements

Subsequent to June 30, 2023 the Company entered into a lease agreement with a third party for a new restaurant in New York, New York for a period of ten years, not including option periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of GEN Restaurant Companies, LLC (the "Operating Company") for the year ended December 31, 2022 which are included in our Registration Statement on Form S-1 (File No. 333-272253) as amended, filed with the Securities and Exchange Commission (the "SEC"). The terms "we" "our", and "us" as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "believe," "consider," "contemplate," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "project," "should," "target," "will," or "would" or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our Registration Statement on Form S-1 (File No. 333-272253), as amended, and in our subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 34 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York and Florida. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. Our new restaurants have historically generated average Payback Periods of approximately 1.4 years. Restaurants range in size from 4,700 to 12,000 thousand square feet, and are typically located in high-activity commercial areas.

Business Trends

Although we temporarily paused our new restaurant opening plans during the pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2022, we opened three new restaurants and as of June 30, 2023 we have ten new restaurant locations with leases that have been signed, three of which we already opened in 2023. These locations are in Kapolei, Hawaii, Westheimer (Houston), Texas, Seattle, Washington, Jacksonville, Florida, Dallas, Texas, Arlington, Texas, Maui, Hawaii, Cerritos, California (opened on April 4, 2023), Chandler, Arizona (opened on June 1, 2023) and Fort Lauderdale, Florida (opened on June 10, 2023). We currently expect to open four or five of the other locations during the rest of 2023. Future sales and profitability levels of our restaurants and our ability to successfully implement our growth strategy in the near term, however, remain uncertain, as the full impact and duration of the pandemic continues to evolve.

Recent Events Concerning Our Financial Position

During 2021, we entered into several Paycheck Protection Program, or "PPP Loans", which provided for an aggregate loan in the amount of $13.5 million as of October 6, 2021. During the month of December 2021, we received notices of loan forgiveness related to the PPP Loans that totaled $13.1 million. In addition, we have received approximately $16.8 million in Restaurant Revitalization Fund grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2022 and June 30, 2023. During 2022, we received notices of forgiveness of $0.4 million related to the PPP Loans and recorded it as a “Gain on extinguishment of debt” in 2022. During the twelve months ended December 31, 2021 and 2022, we received $1.4 million and $2.6 million, respectively, in additional EIDL loans. There are no additional EIDL loans expected. The EIDL loans mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDL loans are from $700 to $9,770.

During 2022, we entered into a new line of credit for $8.0 million with Pacific City Bank with the funds used to pay off related party loans payable. The line of credit outstanding balance at June 30, 2023 was $7.8 million. The line of credit matures in September 2023, and has a variable interest rate defined as the Wall Street Journal Prime Rate plus 1.75%, which resulted in an interest rate of 9.25% as of December 31, 2022 and 9.75% as of June 30, 2023. Only interest payments are due monthly, with the principal balance to be paid in one payment at the maturity date.

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net Income Margin

Net Income Margin is net income measured under GAAP divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, and consulting fees paid to a related party, and we also exclude non-recurring items such as gain on extinguishment of debt, Restaurant Revitalization Fund, or RRF, grants, Employee retention credits, litigation accruals, aborted deferred IPO costs written off and non-cash lease expense. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

Restaurant-Level Adjusted EBITDA is Income from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expenses, related party consulting fees, management fees and non-cash lease expense. Non-cash items such as charges for asset impairments and asset disposals are not included in Restaurant-Level Adjusted EBITDA. Restaurant-Level Adjusted EBITDA Margin is the calculation of Restaurant-Level Adjusted EBITDA divided by revenue. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Average Unit Volume

“Average Unit Volume” or “AUV” means the average annual restaurant sales for all restaurants open for a full 18 months before the end of the period measured. AUV is calculated by dividing annual revenue for the year presented for all such restaurants by the total number of restaurants in that base. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUV for the twelve months ended June 30, 2023 and June 30, 2022 :

	Twelve months ended June 30,
	2023	2022
(in thousands)	(unaudited)
Average Unit Volume	$5,981	$5,890

Comparable Restaurant Sales Growth

Comparable restaurant sales growth refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 full months prior to the accounting period presented. Once a restaurant has been open 18 full months, it must have had continuous operations during both the current period and the prior year period being measured to remain a comparable restaurant. If operations were to be substantially impacted by unusual events that closed the location or significantly changed its capacity, that location is excluded from the comparable sales calculation until it has been operating continuously under normal conditions for both the current period and the prior year comparison period.

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comparable restaurant sales growth (%)	1.4%	N/A	N/A	N/A
Comparable restaurant base	28	N/A	N/A	N/A

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance. COVID-19 capacity restrictions continued into the first quarter of 2022. Therefore the calculations of comparable restaurant sales growth could only begin with the periods starting with the second quarter of 2023, as its comparable period in the prior year, the second quarter of 2022, was the first quarter of normal operations.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2021 and 2020 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Restaurant activity
Beginning of period	31	28	31	28
Openings	3	2	3	2
Closings	—	—	—	—
End of period	34	30	34	30

Revenue Per Square Foot

“Revenue per square foot” means the restaurant sales for all restaurants opened a full 18 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended June 30, 2023 and June 30, 2022 :

	Twelve months ended June 30,
	June 30,
	2023	2022
Revenue per square foot	$897	$888

Components of Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants and, to a minor extent, through our online portal. Restaurant revenues in a given period are directly impacted by the number of restaurants we operate, menu pricing, the number of customers visiting and comparable restaurant sales growth.

Food costs. Food costs are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based upon fluctuations in commodity costs. Another important factor causing fluctuations in food costs includes restaurant management of food waste. Food costs are a substantial expense and are expected to grow proportionally as our sales grow.

Payroll and benefits. Payroll and benefits include all restaurant-level management and hourly labor costs, including wages, employee benefits and payroll taxes. Similar to the food costs that we incur, labor and related expenses at our restaurants are expected to grow proportionally as our sales grow. Factors that influence fluctuations in our labor and related expenses include the volume of sales at our restaurants, minimum wage and payroll tax legislation, payroll rate increases due to labor shortages or inflationary pressures, the frequency and severity of workers’ compensation claims, and healthcare costs.

Occupancy expenses. Occupancy expenses include rent, common area maintenance and taxes for all restaurant locations, but excludes any related pre-opening costs.

Operating expenses. Operating expenses include supplies, utilities, repairs and maintenance, and other costs incurred directly at the restaurant level.

Depreciation and amortization expenses. Depreciation and amortization expenses are periodic non-cash charges at our restaurants that consist of depreciation of fixed assets, including equipment, software and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to ten years.

Pre-opening costs. Pre-opening costs include pre-opening period rent, maintenance, taxes, payroll and benefits costs, advertising and other expenses directly incurred by the new restaurant until the date of the restaurant opening.

General and administrative expenses. General and administrative expenses include expenses associated with corporate management supervisory functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our sales grow, including incremental legal, accounting, insurance and other expenses incurred as a public company including becoming compliant with the requirements of Sarbanes-Oxley and addressing our internal control weaknesses through implementing new accounting systems and hiring additional staff.

Consulting fees — related party. Consulting fees include expenses paid to a related party entity, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services are for 21 of the restaurants, and such consulting fees are only paid to the extent we have adequate resources. Following the effective date of our IPO, these consulting fees will be eliminated within three months as services are transitioned to us, although corporate general and administrative expenses are expected to increase correspondingly.

Management fees. Management fees include expenses paid to a third-party entity, which provides fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees will be phased out within three months, although corporate general and administrative expenses are expected to increase correspondingly.

Depreciation and amortization - corporate. These are periodic non-cash charges at the corporate level that consist of depreciation of fixed assets, including equipment, information systems software and capitalized leasehold improvements, if any. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to seven years.

Gain on extinguishment of debt. During 2021 we entered into PPP Loans that provided for an aggregate loan amount of $13.5 million. We received notices of loan forgiveness in the amount of $13.1 million in December 2021 and $0.4 million in January 2022 related to the PPP Loans. We recorded both sets of loan forgiveness as “Gain on extinguishment of debt” in 2021 and 2022 and do not anticipate receiving additional funds as the program has not been extended under the CARES Act.

Restaurant revitalization fund grant. During 2021, we received $16.8 million under the Restaurant Revitalization Fund, of which $13.0 million was recognized in income and $3.8 million was deferred as of, December 31, 2022 and June 30, 2023. We do not anticipate receiving additional funds under this program.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended June 30, 2023 and June 30, 2022, $1.3 million and $2.5 million, respectively of these credits were received and record, and during both the six months ended June 30, 2023, and June 30, 2022, $2.5 million of these credits were received and recorded.

Aborted deferred IPO costs written off. Costs related to an aborted IPO consist of direct and incremental costs such as accounting, consulting, legal and printing fees that were incurred in connection with an IPO process in which we had planned to register and quote our Common Stock, which we did not complete in 2022 due to market conditions and therefore wrote off the costs incurred through the end of 2022. Market conditions changed in 2023 allowing the process to begin again, with the 2023 IPO costs deferred on the balance sheet in 2023 and charged against stockholder's equity as a reduction of additional paid-in capital at the consummation of the offering just prior to the end of June 2023.

Other income (loss). Other income (loss) consists of legal accruals and other miscellaneous items.

Interest expense, net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on notes receivable.

Equity in income of equity method investee. Equity in income of equity method investee reflects our 50% ownership in a restaurant located in Hawaii that is accounted for using the equity method.

Results of Operations for the three months ended June 30, 2023 and June 30, 2022

The following table presents selected comparative results of operations for the three months ended June 30, 2023 and June 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three months ended June 30,		Increase/(decrease)
(amounts in thousands)	2023	2022	Amount	%
	(unaudited)
Revenue	$46,473	$42,209	$4,264	10.1%
Restaurant operating expenses:
Food cost	14,786	14,115	671	4.8%
Payroll and benefits	14,323	12,180	2,143	17.6%
Occupancy expenses	3,673	3,181	492	15.5%
Operating expenses	4,299	3,735	564	15.1%
Depreciation and amortization	1,131	1,084	47	4.3%
Pre-opening Costs	881	379	502	132.5%
Total restaurant operating expenses	39,093	34,674	4,419	12.7%
General and administrative	1,958	1,766	192	10.9%
Consulting fees - related party	1,445	1,500	(55)	(3.7)%
Management fees	589	623	(34)	(5.5)%
Depreciation and amortization - corporate	18	8	10	125.0%
Total costs and expenses	43,103	38,571	4,532	11.7%
Income from operations	3,370	3,638	(268)	(7.4)%
Employee retention credits	1,318	2,473	(1,155)	(46.7)%
Other income (loss)	(7)	(848)	841	(99.2)%
Interest expense, net	(207)	(155)	(52)	33.5%
Equity in income of equity method investee	86	311	(225)	(72.3)%
Income before income taxes	4,560	5,419	(859)	(15.9)%
Provision for income taxes	(96)	—	(96)	—
Net income	4,464	5,419	(955)	(17.6)%
Net Income attributable to noncontrolling interest	504	307	197	64.2%
Net income attributable to GEN Restaurant Group, Inc.	$3,960	$5,112	$(1,152)	(22.5)%

	% of Revenue
	Three months ended June 30,
	2023	2022
	(unaudited)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	31.8%	33.4%
Payroll and benefits	30.8%	28.9%
Occupancy expenses	7.9%	7.5%
Operating expenses	9.3%	8.8%
Depreciation and amortization	2.4%	2.6%
Pre-opening Costs	1.9%	0.9%
Total restaurant operating expenses	84.1%	82.1%
General and administrative	4.2%	4.2%
Consulting fees - related party	3.1%	3.6%
Management fees	1.3%	1.5%
Depreciation and amortization - corporate	0.0%	0.0%
Total costs and expenses	92.7%	91.4%
Income from operations	7.3%	8.6%
Employee retention credits	2.8%	5.9%
Other income (loss)	(0.0)%	(2.0)%
Interest expense, net	(0.4)%	(0.4)%
Equity in income of equity method investee	0.2%	0.7%
Income before income taxes	9.8%	12.8%
Provision for income taxes	(0.2)%	0.0%
Net income	9.6%	12.8%
Net Income attributable to noncontrolling interest	1.1%	0.7%
Net income attributable to GEN Restaurant Group, Inc.	8.5%	12.1%

Revenues. Revenues were $46.5 million for the three months ended June 30, 2023, compared to $42.2 million for the three months ended June 30, 2022, an increase of $4.3 million, or 10.1%. This reflects revenue increases due largely to price increases in lunch and dinner menus in late 2022, as well as having several more restaurants open in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Food costs. Food costs were $14.8 million for the three months ended June 30, 2023, compared to $14.1 million for the three months ended June 30, 2022, an increase of $0.7 million, or 4.8%. The increase in food costs reflects the higher revenue from new and existing restaurants and inflationary cost increases. As a percentage of revenue, food costs declined from 33.4% to 31.8%.

Payroll and benefits. Payroll and benefits costs were $14.3 million for the three months ended June 30, 2023, compared to $12.2 million for the three months ended June 30, 2022, an increase of $2.1 million, or 17.6%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 28.9% to 30.8%.

Occupancy expenses. Occupancy expenses were $3.7 million for the three months ended June 30, 2023 compared to $3.2 million for the three months ended June 30, 2022, an increase of $0.5 million, or 15.5%. The increase in occupancy expenses reflects the addition of four new locations, two of which were in higher rent geographies. As a percentage of revenue, occupancy expenses were 7.9% in the three months ended June 30, 2023 compared to 7.5% in the three months ended June 30, 2022.

Operating expenses. Operating expenses were $4.3 million for the three months ended June 30, 2023 compared to $3.7 million for the three months ended June 30, 2022, an increase of $0.6 million, or 15.1%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 9.3% in the three months ended June 30, 2023 and 8.8% in the three months ended June 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1.1 million for both the three months ended June 30, 2023 and June 30, 2022. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 2.4% during the three months ended June 30, 2023 and 2.6% during the three months ended June 30, 2022, with the decrease due to increased revenue.

Pre-opening costs. Pre-opening costs were $0.9 million for the three months ended June 30, 2023 compared to $0.4 million for the three months ended June 30, 2022. This increase was due to costs incurred to build and staff new restaurants as we restarted the development pipeline for new restaurants in 2022 and continue to develop restaurants in the pipeline in 2023.

General and administrative expenses. General and administrative expenses were $2.0 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022, an increase of $0.2 million, or 10.9%. The increase is largely due to hiring employees to support higher restaurant volume and new restaurant development. As a percentage of revenue, general and administrative expenses remained static at 4.2%.

Consulting fees - related party. Consulting fees were $1.4 million for the three months ended June 30, 2023 compared to $1.5 million for the three months ended June 30, 2022, a decrease of $0.1 million or 3.7%. This reflects payments of up to 25% of gross revenue in exchange for various consulting services for 21 of our restaurants opened by David Kim, our Co-CEO, who chose to lower his fees well below the 25% cap in the three months ended June 30, 2023.

Management Fees. Management fees were $0.6 million for both the three months ended June 30, 2023 and June 30, 2022. This includes expenses paid to a third-party entity, which consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. The 13 restaurants for which management fees were paid were opened by Jae Chang, our Co-CEO.

Employee retention credits. During the three months ended June 30, 2023, we received employee retention credits from the IRS in the amount of $1.3 million compared to $2.5 million in the three six months ended June 30, 2022.

Other income (loss). During the three months ended June 30, 2023 miscellaneous expenses were negligible. In the three months ended June 30, 2022 other loss was $848 thousand, largely reflecting a one-time charge for settlement of a long-standing legal dispute.

Interest expense, net. During the three months ended June 30, 2023, Interest expense, net was $207 thousand compared to $155 thousand during the three months ended June 30, 2022. The increase in net interest expense was primarily due to the increase in the variable interest rate on the line of credit entered into with Pacific City Bank in March 2022.

Equity in income of equity method investee. Equity in income of equity method investee was a gain of $86 thousand during the three months ended June 30, 2023 compared to $311 thousand during the three months ended June 30, 2022.

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

The following table presents selected comparative results of operations for the six months ended June 30, 2023 and June 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Six Months Ended June 30,		Increase/(decrease)
(amounts in thousands)	2023	2022	Amount	%
	(unaudited)
Revenue	$90,335	$80,461	$9,874	12.3%
Restaurant operating expenses:
Food cost	29,091	27,014	2,077	7.7%
Payroll and benefits	27,975	23,479	4,496	19.1%
Occupancy expenses	7,104	5,883	1,221	20.8%
Operating expenses	8,425	7,019	1,406	20.0%
Depreciation and amortization	2,244	2,139	105	4.9%
Pre-opening Costs	1,400	538	862	160.2%
Total restaurant operating expenses	76,239	66,072	10,167	15.4%
General and administrative	4,013	3,530	483	13.7%
Consulting fees - related party	2,325	3,577	(1,252)	(35.0)%
Management fees	1,176	1,157	19	1.6%
Depreciation and amortization - corporate	37	15	22	146.7%
Total costs and expenses	83,790	74,351	9,439	12.7%
Income from operations	6,545	6,110	435	7.1%
Gain on extinguishment of PPP debt	—	387	(387)	(100.0)%
Employee retention credits	2,483	2,519	(36)	(1.4)%
Other income (loss)	(7)	(848)	841	(99.2)%
Interest expense, net	(396)	(237)	(159)	67.1%
Equity in income of equity method investee	467	852	(385)	(45.2)%
Income before income taxes	9,092	8,783	309	3.5%
Provision for income taxes	(96)	0	(96)	—
Net income	8,996	8,783	213	2.4%
Net Income attributable to noncontrolling interest	901	680	221	32.5%
Net income attributable to GEN Restaurant Group, Inc.	$8,095	$8,103	$(8)	(0.1)%

	% of Revenue
	Six Months Ended June 30,
	2023	2022
	(unaudited)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	32.2%	33.6%
Payroll and benefits	31.0%	29.2%
Occupancy expenses	7.9%	7.3%
Operating expenses	9.3%	8.7%
Depreciation and amortization	2.5%	2.7%
Pre-opening Costs	1.5%	0.7%
Total restaurant operating expenses	84.4%	82.1%
General and administrative	4.4%	4.4%
Consulting fees - related party	2.6%	4.4%
Management fees	1.3%	1.4%
Depreciation and amortization - corporate	0.0%	0.0%
Total costs and expenses	92.8%	92.4%
Income from operations	7.2%	7.6%
Gain on extinguishment of PPP debt	0.0%	0.5%
Employee retention credits	2.7%	3.1%
Other income (loss)	0.0%	(1.1)%
Interest expense, net	(0.4)%	(0.3)%
Equity in income of equity method investee	0.5%	1.1%
Income before income taxes	10.1%	10.9%
Provision for income taxes	(0.1)%	0.0%
Net income	10.0%	10.9%
Net Income attributable to noncontrolling interest	1.0%	0.8%
Net income attributable to GEN Restaurant Group, Inc.	9.0%	10.1%

Revenues. Revenues were $90.3 million for the six months ended June 30, 2023, compared to $80.5 million for the six months ended June 30, 2022, an increase of $9.9 million, or 12.3%. This reflects revenue increases at comparable stores due largely to price increases in lunch and dinner menus in late 2022, as well as having four more restaurants open for at least a portion of the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Food costs. Food costs were $29.1 million for the six months ended June 30, 2023, compared to $27.0 million for the six months ended June 30, 2022, an increase of $2.1 million, or 7.7%. The increase in food costs reflects the higher revenue from new and existing restaurants and inflationary cost increases. As a percentage of revenue, food costs declined from 33.6% to 32.2%.

Payroll and benefits. Payroll and benefits costs were $28.0 million for the six months ended June 30, 2023, compared to $23.5 million for the six months ended June 30, 2022, an increase of $4.5 million, or 19.1%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 29.2% to 31.0%.

Occupancy expenses. Occupancy expenses were $7.1 million for the six months ended June 30, 2023 compared to $5.9 million for the six months ended June 30, 2022, an increase of $1.2 million, or 20.8%. The increase in occupancy expenses reflects the addition of four new locations, two of which were in higher rent geographies. As a percentage of revenue, occupancy expenses were 7.9% in the six months ended June 30, 2023 compared to 7.3% in the six months ended June 30, 2022.

Operating expenses. Operating expenses were $8.4 million for the six months ended June 30, 2023 compared to $7.0 million for the six months ended June 30, 2022, an increase of $1.4 million, or 20.0%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 9.3% in the six months ended June 30, 2023 and 8.7% in the six months ended June 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.2 million for the six months ended June 30, 2023, compared to $2.1 million for the six months ended June 30, 2022, an increase of $0.1 million, or 4.9%. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 2.5% during the six months ended June 30, 2023 and 2.7% during the six months ended June 30, 2022.

Pre-opening costs. Pre-opening costs were $1.4 million for the six months ended June 30, 2023 compared to $0.5 million for the six months ended June 30, 2022. This increase was due to costs incurred to build and staff new restaurants as we restarted the development pipeline for new restaurants in 2022 and continue to develop restaurants in the pipeline in 2023.

General and administrative expenses. General and administrative expenses were $4.0 million for the six months ended June 30, 2023 compared to $3.5 million for the six months ended June 30, 2022, an increase of $0.5 million, or 13.7%. The increase is largely due to hiring employees to support higher restaurant volume and new restaurant development. As a percentage of revenue, general and administrative expenses remain unchanged at 4.4%.

Consulting fees - related party. Consulting fees were $2.3 million for the six months ended June 30, 2023 compared to $3.6 million for the six months ended June 30, 2022, a decrease of $1.2 million or 35.0%. This reflects payments of up to 25% of gross revenue in exchange for various consulting services for 21 of our restaurants opened by David Kim, our Co-CEO, who chose to lower his fees well below the 25% cap for the six months ended June 30, 2023.

Management Fees. Management fees were $1.2 million for both the six months ended June 30, 2023 and the six months ended June 30, 2022. This includes expenses paid to a third-party entity, which consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. The 13 restaurants for which management fees were paid were opened by Jae Chang, our Co-CEO.

Gain on extinguishment of debt. During the six months ended June 30, 2022 we received loan forgiveness from the SBA related to the PPP Loans in the amount of $0.4 million. We do not anticipate receiving additional funds under this program.

Employee retention credits. During both the six month periods ended June 30, 2023 and June 30, 2022 we received employee retention credits from the IRS in the amount of $2.5 million.

Other income (loss). During the six months ended June 30, 2023 miscellaneous expenses were negligible. In the six months ended June 30, 2022 other loss was $848 thousand, largely reflecting a one-time charge for settlement of a long-standing legal dispute.

Interest expense, net. During the six months ended June 30, 2023, Interest expense, net was $396 thousand compared to $237 thousand during the six months ended June 30, 2022. The increase in net interest expense was due to the increase in the variable interest rate on the line of credit entered into with Pacific City Bank as well as having the line of credit for the full six months in 2023, compared to 2022 when the line of credit was entered into in March 2022.

Equity in income of equity method investee. Equity in income of equity method investee was a gain of $0.5 million during the six months ended June 30, 2023 compared to $0.9 million during the six months ended June 30, 2022.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, income taxes, depreciation and amortization, and we also exclude non-recurring items, such as gain on extinguishment of debt, Restaurant Revitalization Fund, or RRF, grants, consulting fees paid to a related party, employee retention credits, litigation accruals, aborted deferred IPO costs written off and non-cash lease expense. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measure depict normal recuring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2023 and June 30, 2022.

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
EBITDA:
Net income	$4,464	$5,419	$8,996	$8,783
Net Income Margin	9.6%	12.8%	10.0%	10.9%
Interest expense, net	207	155	396	237
Provision for income taxes	96	—	96	—
Depreciation and amortization	1,149	1,092	2,281	2,154
EBITDA	$5,916	$6,666	$11,769	$11,174
EBITDA Margin	12.7%	15.8%	13.0%	13.9%

Adjustments to EBITDA:
EBITDA	$5,916	$6,666	$11,769	$11,174
Gain on extinguishment of debt (1)	—	—	—	(387)
Consulting fees - related party (2)	1,445	1,500	2,325	3,577
Employee retention credits (3)	(1,318)	(2,473)	(2,483)	(2,519)
Litigation accrual (4)	—	850	—	850
Non-cash lease expense (5)	99	80	159	130
Adjusted EBITDA	$6,142	$6,623	$11,770	$12,825
Adjusted EBITDA Margin	13.2%	15.7%	13.0%	15.9%

(1)
Gain on extinguishment of debt: In the first quarter of 2022, we received loan forgiveness from the SBA related to the PPP Loans in the amount of $0.4 million. We do not anticipate receiving additional funds as the program has not been extended under the CARES Act.
(2)
Consulting fees—related party: We do not anticipate these costs being incurred beyond the first three months after completion of the offering.
(3)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(4)
Litigation accruals: This is an accrual in 2022 related to a specific, one-time, litigation claim.
(5)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

We define Restaurant-Level Adjusted EBITDA as Income (loss) from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expense, related party consulting fees, management fees and non-cash lease expense. We define Restaurant-Level Adjusted EBITDA Margin as Restaurant-Level Adjusted EBITDA divided by revenue.

As with Adjusted EBITDA and Adjusted EBITDA Margin, we believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measure depicts normal, recurring cash operating expenses essential to supporting the operations of our restaurants. We expect Restaurant-Level Adjusted EBITDA to increase in proportion to the number of new restaurants we open and with our comparable restaurant sales growth.

However, you should be aware that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin are financial measures that are not indicative of overall results for our company, and Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin do not accrue directly to the benefit of stockholders because of corporate-level and non-cash expenses excluded from such measures.

The following table reconciles revenue to Restaurant-Level Adjusted EBITDA for the three and six months ended June 30, 2023 and June 30, 2022:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income from Operations	$3,370	$3,638	$6,545	$6,110
Income Margin from Operations	7.3%	8.6%	7.2%	7.6%
Depreciation and amortization	1,149	1,092	2,281	2,154
Pre-opening costs	881	379	1,400	538
General and administrative	1,958	1,766	4,013	3,530
Consulting fees - related party	1,445	1,500	2,325	3,577
Management Fees	589	623	1,176	1,157
Non-cash lease expense	99	80	159	130
Restaurant-Level Adjusted EBITDA	$9,491	$9,078	$17,899	$17,196
Restaurant-Level Adjusted EBITDA Margin	20.4%	21.5%	19.8%	21.4%

Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures indented as supplement measures of our performance and are neither required by, no presented in accordance with, GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin in the same fashion. These non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $55.0 million of cash and approximately $12.3 million of working capital, which is calculated as current assets minus current liabilities, compared with approximately $11.2 million of cash and approximately ($22.5) million of working capital as of December 31, 2022. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million, after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO, offering, certain companies within GEN Restaurant Group have made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the Reorganization, mandate annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We have determined the amount of these distributions based on the operating cash flow of each such entity. During the year ended December 31, 2022, an aggregate of $29.5 million of distributions were made, and during the six months ended June 30, 2023, an aggregate of $31.6 million of distributions were made.

We believe that cash provided by operating activities and cash on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months and in the longer term.

Upon the IPO transaction, GEN Inc. became a holding company with no operations of its own. Accordingly, GEN Inc. will be dependent on distributions from GEN LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses.

In connection with the Reorganization, certain members of GEN LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain tax benefits resulting from sales and exchanges by certain members of GEN LLC. We expect that payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $117.2 million through 2037. Under such scenario we would be required to pay certain members of GEN LLC 85% of such amount, or $99.6 million through 2037.

The actual amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us will be calculated using prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit.

We cannot reasonably estimate future annual payments under the Tax Receivable Agreement given the difficulty in determining those estimates as they are dependent on a number of factors, including the extent of exchanges by continuing GEN LLC unitholders, the associated fair value of the underlying GEN LLC units at the time of those exchanges, the tax rates applicable, our future income, and the associated tax benefits that might be realized that would trigger a Tax Receivable Agreement payment requirement.

However, a significant portion of any potential future payments under the Tax Receivable Agreement is anticipated to be payable over 15 years, consistent with the period over which the associated tax deductions would be realized by GEN Inc., assuming GEN LLC generates sufficient income to utilize the deductions. If sufficient income is not generated by GEN LLC, the associated taxable income of GEN Inc. will be impacted and the associated tax benefits to be realized will be limited, thereby similarly reducing the associated Tax Receivable Agreement payments to be made. Given the length of time over which payments would be payable, the impact to liquidity in any single year may be greatly reduced.

Summary of Cash Flows

Our primary sources of liquidity are operating cash flows, cash on hand and debt borrowings. We use these sources to fund expenditures for new restaurant openings, reinvest in our existing restaurants, and increase our working capital. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
(amounts in thousands)	(unaudited)
Summary of Cash Flows
Net cash provided by operating activities	$10,548	$11,468
Net cash provided by investing activities	6,005	9,566
Net cash provided by (used in) financing activities	27,239	(17,164)

Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $10.5 million, the result of net income of $9.0 million, adjusted by non-cash charges of depreciation and amortization of $2.3 million, amortization of operating lease assets of $2.3 million, offset by net cash outflows of approximately $2.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable of $2.8 million.

Net cash provided by operating activities during the six months ended June 30, 2022 was $11.5 million, the result of net income of $8.8 million, adjusted by non-cash charges of depreciation and amortization of $2.2 million, amortization of operating lease assets of $1.5 million, partially offset by net cash outflows from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a $4.0 million increase in inventories, adjustments to operating lease assets and liabilities resulting from the adoption of ASC 842, offset by a $2.3 million increase in accounts payable.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2023 was $6.0 million, reflecting $10.8 million in the recovery of net proceeds from advances made to a related party, partially offset by $4.8 million for the purchase of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2022 was $9.6 million, reflecting $13.3 million in the recovery of advances made to a related party, partially offset by $3.8 million for the purchase of property and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $27.2 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock issued in the IPO transaction, offset by $18.3 million in member distributions

Net cash used in financing activities during the six months ended June 30, 2022 was $17.2 million, reflecting $22.8 million in net distributions to members and $7.7 million in payments made on related party loans. These were partially offset by proceeds from third party loans of $7.9 million, $2.4 million from PPP and Economic Injury Disaster (“EIDL”) loans, and $1.6 million in advances from members.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2023:

	Payments Due by Period as of June 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Operating lease payments (1)	$169,638	$9,384	$20,037	$20,848	$119,369
Finance lease payments (2)	230	196	34	—
Notes payable (3)	6,867	445	2,107	352	3,963
Line of credit (4)	7,841	7,841	—	—	—
Notes payable interest (5)	3,058	118	384	325	2,231
Notes payable - related party (6)	2,150	2,150	—	—	—
Total Contractual obligations	$189,784	$20,134	$22,562	$21,525	$125,563

(1)
Represents future minimum lease payments for our restaurant operations and corporate office. Operating lease payments exclude contingent rent payments that may be due under certain of our leases based on a percentage of sales in excess of specified thresholds. See “Note 9—Leases” to the financial statements in this quarterly report for further details.
(2)
Reflects the principal and interest payments during the lease terms. Refer to “Note 9—Leases” to the financial statements included in this quarterly report.
(3)
Reflects the principal payment on third party notes. Refer to “Note 7—Notes Payable” to the financial statements included elsewhere in this quarterly report.
(4)
Reflects the principal payment on the line of credit. Refer to “Note 6—Line of Credit” to the financial statements included in this quarterly report.
(5)
Interest relates to the notes payable through maturity dates. Refer to “Note 7—Notes Payable” to the financial statements included in this quarterly report.
(6)
Reflects the principal payment on related party notes. Refer to “Note 8—Related Party Notes Payable” to the financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022 we did not have any material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Our critical accounting policies are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

Operating and Finance Leases

Our office leases provide for fixed minimum rent payments. Our restaurant leases provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when earned and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expense is included in occupancy expenses, while office lease expense is included in general and administrative expenses on the accompanying financial statements.

We currently lease all of our restaurant locations, corporate offices, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. See “Note 9—Leases” to the financial statements . At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and most of our equipment leases are classified as finance leases.

Assets we acquired under finance lease arrangements are recorded at the lower of the present value of future minimum lease payments or fair value of the assets at the inception of the lease. Finance lease assets are amortized over the shorter of the useful life of the assets or the lease term, and the amortization expense is included in depreciation and amortization on the accompanying financial statements.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 360—Property, Plant and Equipment. An impairment test is performed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment loss was recognized during any of the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage and other commodities. We have been able to partially offset cost increases that have resulted from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and governmental regulations and inflation, by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, until 2022, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset inflationary or other cost pressures.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Adopted Accounting Pronouncements

In April 2020, the staff of the Financial Accounting Standards Board (“FASB”) issued a question-and-answer document that stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor- provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. We have made such election. We have received immaterial rent concessions that did not result in an extension of lease term. As such, this election did not have a material impact on the balance sheets, the statements of operations, statements of stockholders’ equity or statements of cash flows.

On September 1, 2019, the FASB issued ASU 2016-02, “Leases (Topic 842)”, or Topic 842 or ASC 842, along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We adapted this pronouncement for the year beginning after December 31, 2021 using the modified retrospective method to apply the standard as of the effective date of January 1, 2022 and therefore prior period amounts were not adjusted.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 was effective for us beginning in fiscal year 2022, although applicability only began after we became a publicly traded C corporation in June 2023.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including receivables. In January 2023, the Company adopted ASU No. 2016-13, and concluded that the adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Exchange Act) as of the end of period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of June 30, 2023 due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See "Note 10 - Commitments and Contingencies" to the financial statements in this quarterly report for further details.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On June 30, 2023, GEN Inc. completed its IPO of 3,600,000 shares of Class A common stock at a public offering price of $12.00 per share, pursuant to our Registration Statement on Form S-1 (File No. 333-272253), as amended. In addition, the underwriters purchased an additional 540,000 shares of Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. The sale of shares of Class A common stock by GEN Inc. generated aggregate net proceeds of $46.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by GEN Inc[2] . GEN Inc. contributed all of the net proceeds to the Operating Company in exchange for a number of Class A Common Units of the Operating Company (“Class A Common Units”) equal to the number of shares of Class A common stock sold by GEN Inc. in the IPO at a price per Class A Common Unit equal to the IPO price per share of Class A common stock. The representatives of the underwriters of our initial public offering were Roth Capital Partners, LLC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

(c) None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of GEN Restaurant Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2023).
3.2	Amended and Restated Bylaws of GEN Restaurant Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2023).
10.1

Registration Rights Agreement, by and among GEN Restaurant Group, Inc. and the stockholders party thereto, dated as of June 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2023.

10.2

Tax Receivable Agreement, by and among GEN Restaurant Group, Inc., GEN Restaurant Companies, LLC, the TRA Holders party thereto, and David Kim, as TRA Representative, dated as of June 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: August 14, 2023	By:	/s/ David Kim
David Kim
Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Jae Chang
Jae Chang
Co-Chief Executive Officer

Date: August 14, 2023	By:	/s/ Thomas Croal
Thomas Croal
Chief Financial Officer