Form 10-Q
period 2023-09-30
GEN Restaurant Group, Inc.
filed 2023-11-14
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, the registrant had 4,140,000 shares of Class A common stock, $0.001 par value per share, outstanding and 28,141,566 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	September 30, 2023	December 31, 2022
	(unaudited)
Current assets:
Cash and cash equivalents	$32,149	$11,195
Inventories	575	2,542
Prepaid expenses and other current assets	3,114	994
Total current assets	35,838	14,731
Equity method investment	558	618
Property and equipment, net	27,808	21,283
Operating lease assets	98,479	90,713
Notes receivable from related party, net of current portion	—	10,850
Deferred tax asset	12,253	—
Other assets	692	683
Total assets	$175,628	$138,878
Liabilities and equity (deficit)
Current liabilities
Accounts payable	5,254	7,474
Accrued salaries and benefits	1,048	1,976
Accrued interest	230	175
Notes payable, current	42	624
Line of credit	—	6,894
Notes payable to related parties, current	1,062	3,021
Obligations under finance leases, current	40	134
Operating lease liabilities, current	4,376	4,096
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	2,704	4,442
Other current liabilities	6,102	4,624
Income tax payable	225	—
Total current liabilities	24,889	37,266
Notes payable, net of current portion	4,709	5,316
Notes payable to related parties, net of current portion	—	500
Obligations under finance leases, net of current portion	130	185
Operating lease liabilities, net of current portion	109,389	100,872
Total liabilities	139,117	144,139
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity (deficit)
Members’ equity (deficit)	—	(10,011)
Noncontrolling interest	—	3,250
Class A common stock, $0.001 par value, 75,000,000 shares authorized, 4,140,000 shares issued and outstanding as of September 30, 2023	4	—
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 28,141,566 shares issued and outstanding as of September 30, 2023	28	—
Additional paid-in capital	5,909	—
Retained Earnings	348	—
Non-controlling interest	28,722	—
Total permanent equity (deficit)	35,011	(6,761)
Total liabilities and stockholders’ equity (deficit)	$175,628	$138,878

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC

Condensed Consolidated Income Statements

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenue	$45,564	$42,419	$135,899	$122,880
Restaurant operating expenses:
Food cost	14,523	13,954	43,614	40,968
Payroll and benefits	14,444	12,649	42,419	36,128
Occupancy expenses	3,772	3,168	10,876	9,051
Operating expenses	4,582	4,159	13,007	11,178
Depreciation and amortization	1,232	1,095	3,476	3,234
Pre-opening costs	723	437	2,123	975
Total restaurant operating expenses	39,276	35,462	115,515	101,534
General and administrative	3,802	2,191	7,815	5,720
Consulting fees - related party	—	1,320	2,325	4,897
Management fees	—	588	1,176	1,745
Depreciation and amortization - corporate	21	9	58	24
Total costs and expenses	43,099	39,570	126,889	113,920
Income from operations	2,465	2,849	9,010	8,960
Gain on extinguishment of PPP debt	—	—	—	387
Employee retention credits	—	64	2,483	2,583
Other income (loss)	—	(6)	(7)	(854)
Interest expense, net	190	(203)	(206)	(440)
Equity in income of equity method investee	53	70	520	921
Net income before income taxes	2,708	2,774	11,800	11,557
Provision for income taxes	(74)	—	(171)	—
Net income	2,634	2,774	11,629	11,557
Less: Net income attributable to noncontrolling interest	2,297	387	3,198	1,067
Net income attributable to Gen Restaurant Group, Inc.	337	2,387	8,431	10,490

Net income attributable to Class A common stock per share - basic and diluted (1)	$337	—	$348	—

Weighted-average shares of Class A common stock outstanding - basic (1)	4,140	—	4,140	—
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,140	—	4,140	—

Net income per share of Class A common stock - basic	$0.08	—	$0.08	—
Net income per share of Class A common stock - diluted	$0.08	—	$0.08	—

(1) Basic and diluted net loss per Class A common stock is presented only for the period after the Company's organizational transactions.
See Note 1 for a description of the organizational transactions. See Note 15 for calculation of net income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three and Nine months ended September 30, 2023 and September 30, 2022

(in thousands)	Members' Equity (Deficit)	Non-Controlling Interest	Total
Balance, December 31, 2021	$8,894	$1,799	$10,693
Distributions	(17,334)	—	(17,334)
Net Income	2,989	373	3,362
Balance, March 31, 2022	$(5,451)	$2,172	$(3,279)
Distributions	(5,481)	$-	$(5,481)
Net Income	5,112	307	$5,419
Balance, June 30, 2022	(5,820)	2,479	(3,342)
Distributions	(4,833)	—	(4,833)
Net Income	2,387	387	2,774
Balance, September 30, 2022	(8,266)	2,866	(5,401)

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2022	$-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Redemption of Class A and B common units										-
Net income		4,134							397	4,531
Member distributions		(3,059)								(3,059)
Balance, March 31, 2023	$-	$(8,936)	-	$-	-	$-	$-	$-	$3,647	(5,289)
Activity prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transactions		3,950							430	4,380
Conversion of related party loans to equity		871								871
Member distributions		(23,410)								(23,410)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,447)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,138			40,141
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,447						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							10,530			10,530
Activity subsequent to the initial public offering and related organizational transactions:
Net income								11	74	85
NCI adjustment							(26,351)		26,351	-
Balance, June 30, 2023	$-	$-	4,140,000	$4	28,141,566	$28	$3,602	$11	$26,425	$30,070
Net income								$337	$2,297	2,634
Stock-based compensation							759			759
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							1,548			1,548
Distributions paid to non-controlling interest holders				-		-	-	-	-	-
Balance, September 30, 2023	$-	$-	4,140,000	$4	28,141,566	$28	$5,909	$348	$28,722	$35,011

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(in thousands)	2023	2022
	(unaudited)
Cash flows from operating activities
Net Income	$11,629	$11,557
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,534	3,258
Equity in income of equity method investee, net of distributions	60	(484)
Stock-based compensation	759	—
Gain on extinguishment of debt, PPP	—	(387)
Amortization of operating lease assets	3,506	2,555
Interest income earned on Notes receivable from related party	(133)	(142)
Changes in operating assets and liabilities:
Inventories	1,967	(3,005)
Prepaid expenses and other current assets	(1,986)	(1,030)
Other assets	(9)	(19)
Accounts payable	(2,817)	1,680
Accrued salaries and benefits	(929)	(664)
Accrued interest	56	(85)
Other current liabilities	275	2,365
Operating lease liabilities	(2,475)	(1,820)
Income tax payable	49	—
Net cash provided by operating activities	13,486	13,779
Cash flows from investing activities
Proceeds from recovery of Notes receivable from related party	12,950	13,467
Advances made to related party	(2,100)	—
Purchase of property and equipment	(9,462)	(5,777)
Net cash provided by investing activities	1,388	7,690
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting	46,167	—
Payments to members for advances	(2,000)	—
Advance from members	262	2,866
Payments for deferred offering costs	(2,061)	(1,896)
Proceeds from PPP and EIDL loans	—	2,700
Payments on PPP and EIDL loans	(65)	(192)
Payments on finance leases	(149)	(162)
Payments on third party loans	(2,424)	(379)
Payments on related party loans	(2,088)	(7,962)
Payment on line of credit	(7,993)	—
Proceeds from line of credit	1,100	7,893
Proceeds from third party loans	1,300	—
Proceeds from related party loans	500	2,425
Member distributions	(26,469)	(27,648)
Net cash provided by (used in) financing activities	6,080	(22,355)
Net increase in cash and cash equivalents	20,954	(886)
Cash and cash equivalents at beginning of year	11,195	9,890
Cash and cash equivalents at end of quarter	$32,149	$9,004
Supplemental disclosures of other cash flow information:
Cash paid for interest	$284	$380
Cash paid for taxes	95	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	737	371
Receivable for member contributions	—	60
Unpaid deferred offering cost	1,374	626
Leased assets obtained in exchange for new operating lease liabilities	11,430	103,827
Conversion of related party loans to member's equity	871	-

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc and its consolidated subsidiaries, including the Operating Company (the “Company”). The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, and Texas, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of September 30, 2023:

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

As of September 30, 2023, the above entities are collectively owned 100% by the controlling group, except for GEN Hawaii. Prior to the IPO, an outside investor owned 49% of GEN Houston and GEN Wesbster, but as of June 30, 2023, they are 100% owned by the Company. The Company has an equity method investment in GEN Hawaii, with a 50% ownership share. On September 30, 2023 and December 31, 2022, there were 34 and 31 restaurants in operation, respectively. During the third quarter of 2023, the Company signed two leases for restaurants in Orlando, FL for a period of 10 years and a lease for another restaurant in Manhattan, NY (Sixth Street) for a period of twenty years.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

Organization

GEN Restaurant Group, Inc. (“GEN Inc.”) was formed as a Delaware corporation on October 28, 2021. GEN Inc. is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of GEN Restaurant Companies, LLC (“GEN LLC”, or the “Operating Company”), the predecessor of GEN Inc. for financial reporting purposes. The Operating Company was organized under the laws of the state of Delaware on October 28, 2021, and is based in Cerritos, California. As the managing member of the Operating Company, GEN Inc. operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to GEN Restaurant Group, Inc., and its consolidated subsidiaries, including the Operating Company. The authorized shares of GEN Inc. consist of (i) shares of Class A common stock, par value $0.001 per share (the “Class A common stock”) and (ii) shares of Class B common stock, par value $0.001 per share (the “Class B common stock”). See “Initial Public Offering and Organizational Transactions” below for the description of the IPO and the Transactions completed in June 2023.

The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2023 through June 27, 2023 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts for the period from June 28, 2023 through September 30, 2023 reflect the consolidated operations of the Company.

Initial Public Offering and Organizational Transactions

On June 30, 2023, GEN Inc. completed its IPO of 3,600,000 shares of Class A common stock at a public offering price of $12.00 per share. In addition, the underwriters purchased an additional 540,000 shares of Class A common stock from selling stockholders pursuant to the exercise of their option to purchase additional shares in the IPO. The sale of shares of Class A common stock by GEN Inc. generated aggregate net proceeds of $46.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by GEN Inc. GEN Inc. contributed all of the net proceeds to the Operating Company in exchange for a number of Class A common units of the Operating Company (“Class A Common Units”) equal to the number of shares of Class A common stock sold by GEN Inc. in the IPO at a price per Class A Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, GEN Inc. owns approximately 12.8% of the Operating Company’s outstanding common units. As a result of the IPO, Mr. David Kim and Mr. Jae Chang, Co-CEOs, collectively control approximately 58.6% of GEN Inc.’s common stock as a result of their ownership of GEN LLC’s Class B common units (“Class B Common Units”), which were issued on a one-to-one basis. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of GEN Inc.’s stockholders.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

•
GEN Inc. issued and sold 4,140,000 shares of its Class A common stock to the purchasers in the IPO (including the underwriters' option to exercise), and used all of the net proceeds received from the IPO to acquire Class A Common Units from the Operating Company at a purchase price per Class A Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions, which Class A Common Units represented approximately 12.8% of the Operating Company’s outstanding common units after the IPO; and
•
GEN Inc. entered into (i) a Tax Receivable Agreement (the “TRA”) with the Operating Company and the Operating Company’s members and (ii) a Registration Rights Agreement (the “Registration Rights Agreement”) with the Operating Company’s members who, assuming that all of the Class B Common Units of such members are redeemed or exchanged for newly-issued shares of Class A common stock on a one-to-one basis, will own an aggregate of 28,141,566 shares of Class A common stock, representing approximately 98.6% of the combined voting power of all of GEN Inc’s common stock. Although the actual timing and amount of any payments that GEN Inc will make to the Operating Company’s members under the TRA will vary, GEN Inc. expects those payments to be significant.

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

GEN Inc. will receive the same benefits as its members because of its ownership of Class A Common Units in an entity treated as a partnership, or “pass-through” entity, for income tax purposes. As GEN Inc. redeems additional Class B Common Units from the Operating Company’s members under the mechanism described above, GEN Inc will obtain a step-up in tax basis in GEN Inc’s share of the Operating Company’s assets. This step-up in tax basis will provide GEN Inc with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to GEN Inc. GEN Inc. entered into the TRA with the Operating Company and each of the Operating Company’s members, which provides for the payment by GEN Inc to the Operating Company’s members of 85% of the amount of tax benefits, if any, that GEN Inc. actually realizes (or in some cases, is deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Class B Common Units and (ii) certain other tax benefits attributable to payments made under the TRA.

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
•
GEN Inc. owns all of the Class A Common Units of GEN LLC, representing approximately 12.8% of the distributions made by GEN LLC. While this interest represents a minority of economic interests in GEN LLC, it represents 100% of the voting interests, and GEN Inc. acts as the managing member of GEN LLC. As a result, GEN Inc. operates and controls all of GEN LLC’s business and affairs and is able to consolidate its financial results into GEN Inc.’s financial statements.
•
The members of GEN LLC other than GEN Inc. are certain historic owners of GEN Restaurant Group, all of whom, in the aggregate, own 28,141,566 Class B Common Units of GEN LLC and 28,141,566 shares of Class B common stock of GEN Inc.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the registration statement filed for the IPO completed on June 30, 2023. The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company's financial results. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 and for any other interim period or future year.

(b)
Recently Adopted Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvement over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the impact that the adoption of the ASU will have on the consolidated financial statements and related disclosures, which is not expected to be material.

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

ASC Topic 320, “Investments-Debt Securities” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. During the quarter ended September 30, 2023, the Company adopted ASC 320 and classified its U.S. Treasury and equivalent securities as held-to-maturity. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity.

(c)
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying unaudited condensed consolidated financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and applicable rules, and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the previously filed registration statement.

(d)
Equity-Based Compensation

The Company accounts for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation”. The Company issued restricted stock units to its employees.

The Company estimates the fair value of the restricted stock units on the grant-date and recognizes the resulting fair value over the requisite service period. The fair value of each restricted stock unit or award is determined based upon the value of the common stock granted or sold. The Company has elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(e)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are classified as held-to-maturity as the Company has the positive intent and ability to hold the investments until maturity. Held-to-maturity investments are carried at amortized cost. Due to the short-term nature, the carrying amounts reported in the consolidated balance sheet approximate fair value. Cash equivalents consist principally of credit card transactions in transit. As of September 30, 2023 and December 31, 2022, there were deposits in excess of federally insured amounts of $11.6 million and $3.5 million, respectively.

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2023
(in thousands)
Cash	$32,149	$—	$—	$32,149
	$32,149	$—	$—	$32,149

U.S. Treasury Securities (included in cash and cash equivalents)	$20,000	$12	$—	$20,012
	$20,000	$12	$—	$20,012

(f)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the three months ended September 30, 2023 and September 30, 2022, U.S. Foods accounted for approximately 52.9% and 37.8% of total food costs, respectively. For the nine months ended September 30, 2023 and September 30, 2022, U.S. Foods accounted for approximately 45.0% and 44.8% of total food costs, respectively.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the three months ended September 30, 2023 and September 30, 2022, PGD accounted for approximately 13.7% and 5.2% of total operating expenses, respectively. For the nine months ended September 30, 2023 and September 30, 2022, PGD accounted for approximately 14.9% and 6.3% of total operating expenses, respectively.

The Company also relies on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, which provides food products for 13 restaurants. For the three months ended September 30, 2023 and September 30, 2022, Wise accounted for approximately 26.8% and 26.5% of total food costs, respectively. For the nine months ended September 30, 2023 and September 30, 2022, Wise accounted for approximately 23.6% and 26.7% of total food costs, respectively.

(g)
Inventories

Inventories consist principally of food and beverages and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(h)
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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(i)
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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying condensed consolidated income statements. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the nine months ended September 30, 2023 and September 30, 2022 as any amounts were deemed immaterial.

(j)
Other Assets and Other Current Liabilities

Other assets as of September 30, 2023 and December 31, 2022 consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Other Assets
Security Deposits	$465	$444
Liquor Licenses	215	224
Other	12	15
Total Other Assets	$692	$683

Other Current Liabilities as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
Other Current Liabilities
Sales tax payable	$1,259	$1,468
Accrued percentage rent	1,268	1,246
Deferred offering costs	1,374	319
Misc. accrued expenses	2,201	1,591
Total Other Current Liabilities	$6,102	$4,624

(k)
Advances from members

Advances from members consist of funding received from member owners. As of September 30, 2023, the members had funded a total of $7.7 million of which $4.8 million was paid and immediately received as an equity contribution as part of the IPO transaction. As of December 31, 2022, the members had funded a total of $4.4 million in cash to cover a portion of the costs of the IPO. (See Note 14 for further discussion).

(l)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $0.7 million and $0.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $2.1 million and $1.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(m)
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

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.

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

(n)
Long-Lived Assets

Long-lived assets, such as property and equipment owned, are reviewed quarterly for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long- lived asset or asset group to be tested for possible impairment, undiscounted cash flows expected to be generated by that asset or asset group are compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not expected to be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We assessed our long-lived assets for potential impairment with the result that no impairment charges were recorded in any of the periods presented.

(o)
Interest Expense

A reconciliation of total interest cost to interest expense as reported in the condensed consolidated income statement for the three and nine months ended September 30, 2023 and September 30, 2022 is as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest cost capitalized	$—	$—	$—	$—
Interest expense	216	244	733	582
PPP interest expense forgiven	—	—	—	(4)
Interest income	(406)	(41)	(527)	(138)
Interest expense, net	$(190)	$203	$206	$440

(p)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in other assets in the accompanying balance sheets.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(q)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated income statements as restaurant sales are recorded net of sales tax.

(r)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative costs in the accompanying condensed consolidated income statements. The Company incurred approximately $42 thousand and $35 thousand in advertising expenses for the three months ended September 30, 2023 and September 30, 2022, respectively. The Company incurred approximately $131 thousand and $126 thousand in advertising expenses for the nine months ended September 30, 2023 and September 30, 2022, respectively.

(s)
Risks and Uncertainties.

We have been subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurants. While restrictions on the type of operations and occupancy capacity may continue to change, by the end of the first quarter of 2022 all of our restaurants were operating at full capacity with no capacity restrictions remaining. We cannot predict whether COVID-19 outbreaks will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruptions and changes in consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.

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

(t)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the nine months ended September 30, 2023 and September 30, 2022.

(u)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended September 30, 2023 and September 30, 2022, we recorded an aggregate benefit of $0 and $64 thousand, respectively, in our condensed consolidated income statements to reflect the ERC. During the nine months ended September 30, 2023 and September 30, 2022, we recorded an aggregate benefit of $2.5 million and $2.6 million, respectively, in our condensed consolidated income statements to reflect the ERC.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(u)
Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at September 30, 2023.

(v)
Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO on June 30, 2023. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Income per Share.”

(3)
Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and investments. The carrying amounts reported in the accompanying condensed consolidated balance sheets for cash and cash equivalents approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets of liabilities.

As of September 30, 2023, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 2 inputs consist of U.S. treasury securities.

		Fair Value Measurements at September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3

Cash	$32,149	$32,149	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$20,012	$20,000	$12	$-

(4)
Notes Receivable from Related Party

The Notes receivable from related party balance as of December 31, 2022, was $10.9 million with accrued interest income receivable of $164 thousand. During the period ended June 30, 2023, the Company provided an additional $2.1 million in loans to the related party. The Company recorded $94 thousand and $172 thousand as interest income during the three and nine months ended September 30, 2023, respectively. As part of the IPO transaction in June 2023, the loan along with the accrued interest was repaid in full and immediately distributed to owners’ equity and the balance was zero as of September 30, 2023.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	Nine months ended	Year ended
(in thousands)	September 30, 2023	December 31, 2022
Equipment	13,206	9,578
Furniture and fixtures	4,309	4,050
Leasehold improvements	35,618	32,157
Other assets	449	448
Construction in progress	5,145	2,435
	$58,727	$48,668
Less accumulated depreciation and amortization	(30,919)	(27,385)
Property and Equipment, Net	$27,808	$21,283

The construction in progress balance on September 30, 2023 is related to new stores currently being developed for openings expected in 2023 and 2024.

Total depreciation and amortization for the nine months ended September 30, 2023 and September 30, 2022 was $3.5 million and $3.3 million, respectively, of which $105 thousand and $134 thousand for those periods were related to assets acquired under a finance lease.

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH Restaurant LLC (“GKBH”), which operates a GEN restaurant in Hawaii. The Company does not control major operational and financial decisions, which require consent from the other owner. During the nine months ended September 30, 2023, and September 30, 2022, the Company received distributions of $575 thousand and $400 thousand, respectively, from GKBH.

A summary of the GKBH financial position for the nine months ended September 30, 2023 and December 31, 2022 and results of operations as of September 30, 2023, and September 30, 2022 is as follows (unaudited):

(in thousands)	September 30, 2023	December 31, 2022
Current assets	740	846
Noncurrent assets	2,480	892
Current liabilities	883	367
Noncurrent liabilities	1,206	130

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales or gross revenue	1,888	1,932	5,657	5,517
Operating income	1,263	1,295	3,805	3,726
Interest expense	—	—	—	—
Net income	107	140	1,040	1,843
Net income attributable to the entity	53	70	520	921

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(7)
Line of Credit

During March 2022 the Company entered into a line of credit for $8.0 million with Pacific City Bank (“PCB”). These funds were used to pay off related party loans payable. The line of credit matured on September 3, 2023, and bore interest at a variable interest rate which was defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 10.25% on August 16, 2023, when paid in full. Only interest payments were due monthly with the principal balance to be paid in one payment at the maturity date. On August 16, 2023, the Company repaid in full the obligation under the line of credit plus accrued interest of $29 thousand. The balance as of September 30, 2023 and December 31, 2022 was $0 and $6.9 million, respectively.

On September 29, 2023, the Company entered into a new line of credit agreement for $20.0 million with PCB. The line of credit matures on September 25, 2024, and bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, plus 0.25% resulting in an initial rate of 8.750%.

(8)
Notes Payable

Notes Payable to Bank

On September 13, 2017, the Company and a commercial bank entered into a loan agreement in the amount of $3.0 million with a maturity date of September 15, 2024, at an interest rate of 6.00%. On September 2, 2020, the loan was amended for the amount of the balloon payment due on September 15, 2024. The Company pays $44 thousand each month and will pay one last payment estimated at $263 thousand due on September 15, 2024. Interest on this loan is computed on a 365/360 basis, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days in the monthly period. This calculation method results in a slightly higher effective interest rate than the numeric interest rate originally stated. This note is guaranteed by six of the Company’s entities and is cross guaranteed by related party entities. On August 16, 2023, the Company paid the outstanding balance plus accrued interest in full. The balance as of September 30, 2023 and December 31, 2022 was $0 and $1.1 million, respectively.

During the first quarter of 2023, the Company and a commercial bank entered into a loan agreement in the amount of $1.3 million with a maturity date of February 6, 2030, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.00%, resulting in an interest rate of 9.25% as of August 16, 2023. Principal and interest payments were due monthly and commenced in March 2023. On August 16, 2023, the Company paid the outstanding balance plus accrued interest in full.

Economic Injury Disaster Loan (EIDL)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

During the twelve months ended December 31, 2022, the Company received $2.6 million in additional EIDL loans. As of September 30, 2023 and December 31, 2022, the total principal amount of the EIDL loans was $4.5 million for both periods and the proceeds were used for working capital purposes. Interest on the EIDL loans accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of September 30, 2023 and December 31, 2022, the loan balance outstanding was $288 thousand and $334 thousand, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

The aggregate maturities of all third party notes payable as of September 30, 2023:

(in thousands)
2023 - remaining	$42
2024	170
2025	179
2026	189
2027	169
Thereafter	4,002
$4,751
Less current portion of notes payable	(42)
Long term portion	$4,709

(9)
Related Party Notes Payable

Each of the entities, GEN Alhambra, GEN Cerritos, GEN Torrance, GEN Rancho Cucamonga, GEN San Jose, GEN Northridge, GEN Chino Hills, GEN Carrolton, GEN Hawaii, GEN Fremont, GEN Online, GEN Concord, GEN Westgate, GEN Mountain View, GEN Sacramento, GEN Pearlridge, GEN Frisco, and GEN Texas (collectively, the “Borrowers”) had notes payable to Ignite Enterprise, LLC, (“Ignite”), an entity owned by one of the members of the Company, with similar terms. Each note allowed for draws to be made as individual loans. The total amount of loans under each note payable became due on the fifth anniversary of such note. Maturity dates ranged from January 2020 to December 2025. Interest accrued on each loan using the simple interest method at interest rates ranging from 2.75% to 5.00% of the outstanding principal balance. Interest was paid annually, one year in arrears. Ignite had a security interest in the assets of the Borrowers. There were no financial covenants in the note payable agreements. As of December 31, 2021 the outstanding principal under the Ignite notes payable was $7.7 million. During the month of March 2022, the Company repaid the entire $7.7 million principal balance outstanding on the notes payable. After repaying the notes payable of $7.7 million with Ignite, the Company signed additional note agreements with Ignite in 2022 and the outstanding principal under Ignite notes payable was $1.1 million as of December 31, 2022.

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. As of September 30, 2023, the loan balance outstanding was $1.1 million. The loans bear interest of 3.00% per year and mature on November 25, 2023.

In December 2022, the member owners loaned an additional $500 thousand to the Company for construction and pre-opening costs. The loan has a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 9.25% at December 31, 2022. During January 2023, the Company repaid $500 thousand towards the Note Payable – related party. During March 2023, the member owner loaned another $500 thousand to the Company of which $150 thousand was repaid prior to the IPO transaction, and as part of the IPO transaction, the remaining loan balance was repaid in full and immediately contributed to owners’ equity.

The aggregate maturities of notes payable from related parties as of September 30, 2023, are as follows:

(in thousands)	2023	1,062
	2024	—
	2025	—
Less current portion of notes payable:		(1,062)
Notes Payable, net of current portion:		—

Interest expense incurred for the related party debt was $38 thousand and $18 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively.

Interest expense incurred for the related party debt was $109 thousand and $44 thousand for the nine months ended September 30, 2023 and September 30, 2022, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

(10)
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

Operating leases are accounted for on the balance sheet with the lease assets and liabilities recognized in “Operating lease assets”, “Operating lease liabilities, current” and “Operating lease liabilities, net of current portion”. Finance lease liabilities are recognized on the balance sheet in “Obligations under finance leases, current” and “Obligations under finance leases, net of current portion”.

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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the three months ended September 30, 2023 and the nine months ended September 30, 2023:

(in thousands)		Three months ended	Nine months ended
Operating lease cost	Classification	September 30, 2023	September 30, 2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$2,971	$8,643
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	801	2,233
Total operating lease cost		$3,772	$10,876

Supplemental balance sheet information related to leases:
Operating leases	September 30, 2023	December 31, 2022
Operating lease assets	$98,479	$90,713
Operating lease liabilities, current	4,376	4,096
Operating lease liabilities, net of current portion	109,389	100,872
Total operating lease liabilities	$113,765	$104,968

Finance lease assets, net	September 30, 2023	December 31, 2022
Property and equipment	$902	$905
Accumulated depreciation	(838)	(714)
Property and equipment, net	$64	$191

Finance lease liabilities	September 30, 2023	December 31, 2022
Obligations under finance leases, current	$40	$134
Obligations under finance leases, net of current portion	130	185
Total finance lease liabilities	$170	$319

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

Nine months ended
September 30, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	15.3
Finance leases	1.0
Weighted Average Discount Rate
Operating leases	5.83%
Finance leases	7.42%

Maturities of lease liabilities as of September 30, 2023:

	Operating Leases	Finance Leases
(in thousands)
2023 (remaining months)	$2,408	$40
2024	10,793	138
2025	11,062	—
2026	11,264	—
2027	11,472	—
Thereafter	143,332	—
Total undiscounted lease payments	$190,331	$178
Present value discount/interest	(76,566)	(8)
Present value	113,765	170
Lease liabilities, current	4,376	40
Lease liabilities, net of current	109,389	130
Total operating lease liability	$113,765	$170

As of September 30, 2023, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $38.6 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2023 and have lease terms, including option periods, of 20 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On September 30, 2023 and September 30, 2022 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

	Period ended
(in thousands)	September 30, 2023	December 31, 2023
Property and equipment	902	905
Less accumulated depreciation and amortization	(838)	(714)
Property and equipment, net	$64	$191

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated income statement.

(11)
Commitments and Contingencies
(a)
Commitments

On November 23, 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), Gen Restaurant Investment, LLC entered into an operating agreement with an investor (the “EB-5 Investor”). Under the terms and conditions of the EB- 5 program, the Company is subject to certain job creation requirements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

As part of the EB-5 Program operating agreement, Gen Restaurant Investment, LLC issued 3 units of Series II Preferred Member Interest in exchange for a 30% interest and received $1.5 million, recorded as equity. Five years from the date of issue, (the “Conversion Date”), or after approval of the l-829 petition to USCIS, the EB-5 Investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise the conversion option, the Company may exercise its call option to purchase the EB-5 Investor’s interests for the fair market value. If approval of the preferred member's I-526 immigration application is denied, the Company is required to repurchase the preferred member's units for $1.5 million.

Accordingly, this has been presented as mezzanine equity, not permanent equity, in the accompanying condensed consolidated balance sheets.

(b)
Contingencies

The Company and its related entities are involved in various claims and legal actions arising in the ordinary course of business.

On January 21, 2015, the Company received a class-action lawsuit naming Gen Alhambra, LLC, for alleged wage and hour class violations in Los Angeles County, California. This claim was settled during the year ended December 31, 2022, for an amount of $850,000 and was recorded in the Company’s books as Other income (expense).

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

(12)
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

For the nine months ended September 30, 2023, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Tax Receivable Agreement (“TRA”)

Gen, Inc. entered into the TRA, with the Operating Company and each of the members of the Operating Company (the “Members”) that provides for the payment by Gen Inc. to the Members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances are deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by Gen Inc. or exchanges of Class A Common Units described above in “Note 1—Organization and Description of Business” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

As of September 30, 2023, the Company did not have a liability related to its projected obligations under the TRA. During the nine months ended September 30, 2023, Gen Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of September 30, 2023, the Company owned 12.8% of the economic interests in the Operating Company, with the remaining 87.2% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

The Company purchased approximately $577 thousand and $732 thousand for the three months ended September 30, 2023, and September 30, 2022, respectively, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang's direct family. The Company purchased approximately $1.9 million and $2.6 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. Outstanding obligations for supply purchases from PGD of approximately $51 thousand and $33 thousand are included in accounts payable as of September 30, 2023, and September 30, 2022, respectively.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc (formerly known as J&J Management Group, Inc.) a third party which shares offices with Mr. Jae Chang, our Co-Chief Executive Officer. Pursuant to the agreement, the Company paid approximately $90 thousand and $0.6 million during the three months ended September 30, 2023, and September 30, 2022, respectively. The Company paid $1.2 million and $1.9 million during the nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023 and September 30, 2022, included in accounts payable were payments due for obligations for management services provided by JL Restaurant Management, Inc. of $0 and $24 thousand, respectively. Following the IPO on June 27, 2023 this management agreement was terminated.

The Company purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for approximately $3.7 million for the three months ended September 30, 2023 and $3.6 million for three months ended September 30, 2022. The Company purchased approximately $3.6 million and $11.0 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. As of September 30, 2023 and September 30, 2022, included in accounts payable were outstanding obligations for food purchases from Wise of approximately $248 thousand and $250 thousand, respectively.

On August 29, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ignite, 100% owned by Mr. David Kim, our Co-Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. Such consulting fees are only paid to the extent the Company and its related entities have adequate resources as determined by the controlling member. . The Company paid approximately $0 and $1.3 million for the three months ended September 30, 2023, and September 30, 2022, respectively, to Ignite for consulting services. The Company paid approximately $2.3 million and $4.9 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. Following the IPO on June 27, 2023 this agreement was terminated.

During the three months ended September 30, 2023 and September 30, 2022, the Company paid approximately $30 thousand and $102 thousand to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction. Fast Fabrications is an affiliate that is 100% owned by an employee of the Company. That employee is also a partner in several of the LP entities and a member of GEN Hawaii.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

As of December 31, 2021, the Company had notes receivable from Ignite and A/R Put-Forever, LP (100% owned by David Kim) totaling $21.5 million with interest accruing at 2.5% per annum. The $13.0 million was collected during the three months ending March 31, 2022. During the month of January 2022, the Company received $320 thousand from its partners. The remaining balance of approximately $13.0 million was repaid in full and immediately distributed to owner’s equity as part of the IPO transaction during June 2023.

As of December 31, 2022, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim, of approximately $353 thousand for purchases of fixed assets during 2018. During the nine months ended September 30, 2023, GEN Mountain View paid $41 thousand towards this payable.

As of September 30, 2022 Gen Restaurant Management had a related party account payable to Ignite of $1.0 million for the purchase of inventory. During October and November 2022, the Company had repaid the entire balance.

During the year ended December 31, 2021 the owners advanced $2.0 million in cash to cover a portion of the costs of the pending IPO transaction. During the year ended December 31, 2022, the owners advanced an additional $2.4 million. Of this total, $4.0 million was expensed during the year as deferred offering costs aborted, reflecting poor IPO market conditions at the end of 2022. As of December 31, 2022, the deferred offering costs balance was zero. The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid in capital. The Company had no deferred offering costs at September 30, 2023.

(15)
Net Income per Share

Basic net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted net income per share for any periods for which loss per share is presented is the same as basic net income per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three and nine months ended September 30, 2022 was not presented in the accompanying condensed consolidated unaudited financial statements as a denominator to the calculation could not be determined. The basic and diluted net income per share for the three and nine months ended September 30, 2023 represents the brief period between the IPO listing on June 28, 2023 through September 30, 2023.

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended	Nine months ended
(in thousands, except per share data)	Sept 30, 2023	Sept 30, 2023
Numerator:
Net income	$2,634	$2,719
Less: Net income attributable to non-controlling interest	(2,297)	(2,371)
Net income attributable to Class A common stockholders	$337	$348
Denominator:
Weighted average shares of Class A common stock outstanding - basic	4,140	4,140
Weighted average shares of Class A common stock outstanding - diluted	4,140	4,140

Net income per share of Class A common stock - basic	$0.08	$0.08
Net income per share of Class A common stock - basic and diluted	$0.08	$0.08

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2023 and 2022

For the three and nine months ended September 30, 2023, 28,141,566 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company has granted RSUs to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period. We award restricted stock units (“RSUs”) to certain employees and certain non-employee members of our Board of Directors. Grants of RSUs to our Board of Director fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The employee grants vest in increments over a five year period. The total stock based compensation for the three and nine months ended September 30, 2023 was $759 thousand included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2022	-
Granted	1,209
Vested	-
Canceled	-
Non-vested as of September 30, 2023	1,209

The aggregate fair value of the RSU's granted during the period was $14.6 million. The unrecognized stock-based compensation of $13.7 will be recognized over five years. The Company issued 324,000 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the Warrants may dilute the ownership interests of existing shareholders.

(17)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through November 14, 2023, the date at which the condensed consolidated financial statements were issued.

Store Opening

On October 26, 2023, the Company opened a new restaurant on Westheimer Road in Houston, Texas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of GEN Restaurant Companies, LLC (the “Operating Company”) for the year ended December 31, 2022 which are included in our Registration Statement on Form S-1 (File No. 333-272253) as amended, filed with the Securities and Exchange Commission (the “SEC”). The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in our Registration Statement on Form S-1 (File No. 333-272253), as amended, and in our subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

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

During the third quarter of 2023, we signed one new lease for a restaurant in Orlando, FL.

Business Trends

Although we temporarily paused our new restaurant opening plans during the pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2022, we opened three new restaurants and as of September 30, 2023 we have ten new restaurant locations with leases that have been signed, four of which we already opened in 2023. These locations are in Kapolei, Hawaii, Westheimer Road in Houston, Texas (opened on October 26, 2023), Seattle, Washington, Jacksonville, Florida, Dallas, Texas, Arlington, Texas, Maui, Hawaii, Cerritos, California (opened on April 4, 2023), Chandler, Arizona (opened on June 1, 2023) and Fort Lauderdale, Florida (opened on June 10, 2023). We currently expect to open three to four other locations during the rest of 2023. Future sales and profitability levels of our restaurants and our ability to successfully implement our growth strategy in the near term, however, remain uncertain, as the full impact and duration of the pandemic continues to evolve.

Recent Events Concerning Our Financial Position

During 2021, we entered into several loans under the Paycheck Protection Program, or “PPP Loans”, which provided for an aggregate loan in the amount of $13.5 million as of October 6, 2021. During the month of December 2021, we received notices of loan forgiveness related to the PPP Loans that totaled $13.1 million. In addition, we have received approximately $16.8 million in Restaurant Revitalization Fund, or RRF, grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2022 and September 30, 2023. During 2022, we received notices of forgiveness of $0.4 million related to the PPP Loans and recorded it as a “Gain on extinguishment of debt” in 2022. During the twelve months ended December 31, 2021 and 2022, we received $1.4 million and $2.6 million, respectively, in additional EIDL loans. There are no additional EIDL loans expected. The EIDL loans mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDL loans are from $700 to $9,770.

During 2022, we entered into a new line of credit for $8.0 million with Pacific City Bank with the funds used to pay off related party loans payable. On August 16, 2023, the Company paid the outstanding balance on the line of credit and the related interest payable in full reflecting a balance at September 30, 2023 of $0. The line of credit matured in September 2023, and had a variable interest rate defined as the Wall Street Journal Prime Rate plus 1.75%, which resulted in an interest rate of 9.25% as of December 31, 2022 and 10.25% as of August 16, 2023.

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2024 and bears interest at a variable rate per annum equal to 8.750% as of September 30, 2023. No amounts have been borrowed under the line of credit as of September 30, 2023.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, consulting fees paid to a related party, and we also exclude non-recurring items such as gain on extinguishment of debt, RRF grants, Employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

The following table shows the AUV for the twelve months ended September 30, 2023 and September 30, 2022 :

	Twelve months ended September 30,
	2023	2022
(in thousands)	(unaudited)
Average Unit Volume	$5,963	$5,886

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

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comparable restaurant sales growth (%)	-1.2%	N/A	N/A	N/A
Comparable restaurant base	28	N/A	N/A	N/A

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

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2021 and 2020 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Restaurant activity
Beginning of period	34	30	31	28
Openings	—	—	3	2
Closings	—	—	—	—
End of period	34	30	34	30

Revenue Per Square Foot

“Revenue per square foot” means the restaurant sales for all restaurants opened a full 18 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended September 30, 2023 and September 30, 2022 :

	Twelve months ended
	September 30,
	2023	2022
Revenue per square foot	$888	$876

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

Occupancy expenses. Occupancy expenses include rent, common area maintenance and taxes for all restaurant locations, but exclude any related pre-opening costs.

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

Pre-opening costs. Pre-opening costs include pre-opening period rent, maintenance, taxes, payroll and benefits costs, advertising and other expenses directly incurred by the new restaurant until the date of the restaurant opening. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings.

General and administrative expenses. General and administrative expenses include expenses associated with corporate management supervisory functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, stock-based compensation, travel expenses, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our sales grow, including incremental legal, accounting, insurance and other expenses incurred as a public company including becoming compliant with the requirements of Sarbanes-Oxley and addressing our internal control weaknesses through implementing new accounting systems and hiring additional staff.

Consulting fees — related party. Consulting fees include expenses paid to a related party entity, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services were for 21 of the restaurants, and such consulting fees were only paid to the extent we had adequate resources. Following the effective date of our IPO, these consulting fees have been eliminated as services transitioned to us, although corporate general and administrative expenses are expected to increase correspondingly.

Management fees. Management fees include expenses paid to a third-party entity, which provides fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees were phased out, although corporate general and administrative expenses are expected to increase correspondingly.

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

Restaurant revitalization fund grant. During 2021, we received $16.8 million under the Restaurant Revitalization Fund, of which $13.0 million was recognized in income and $3.8 million was deferred as of December 31, 2022 and September 30, 2023. We do not anticipate receiving additional funds under this program.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended September 30, 2023 and September 30, 2022, $0 and $65 thousand, respectively, of these credits were received and recorded, and during the nine months ended September 30, 2023, and September 30, 2022, $2.5 million and $2.6 million, respectively, of these credits were received and recorded.

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

Other income (loss). Other income (loss) consists of one-time legal accruals and other miscellaneous items.

Interest expense, net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on notes receivable.

Provision for income taxes. Represents federal, state, and local current and deferred income tax expense (benefit).

Equity in income of equity method investee. Equity in income of equity method investee reflects our 50% ownership in a restaurant located in Hawaii that is accounted for using the equity method.

Results of Operations for the three months ended September 30, 2023 and September 30, 2022

The following table presents selected comparative results of operations for the three months ended September 30, 2023 and September 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three months ended September 30,		Increase/(decrease)
(amounts in thousands)	2023	2022	Amount	%
	(unaudited)
Revenue	$45,564	$42,419	$3,145	7.4%
Restaurant operating expenses:
Food cost	14,523	13,954	569	4.1%
Payroll and benefits	14,444	12,649	1,795	14.2%
Occupancy expenses	3,772	3,168	604	19.1%
Operating expenses	4,582	4,159	423	10.2%
Depreciation and amortization	1,232	1,095	137	12.5%
Pre-opening Costs	723	437	286	65.4%
Total restaurant operating expenses	39,276	35,462	3,814	10.8%
General and administrative	3,802	2,191	1,611	73.5%
Consulting fees - related party	-	1,320	(1,320)	(100.0)%
Management fees	-	588	(588)	(100.0)%
Depreciation and amortization - corporate	21	9	12	133.3%
Total costs and expenses	43,099	39,570	3,529	8.9%
Income from operations	2,465	2,849	(384)	(13.5)%
Employee retention credits	—	64	(64)	(100.0)%
Other income (loss)	—	(6)	6	(100.0)%
Interest expense, net	190	(203)	393	(193.6)%
Equity in income of equity method investee	53	70	(17)	(24.3)%
Income before income taxes	2,708	2,774	(66)	(2.4)%
Provision for income taxes	(74)	—	(96)	—
Net income	2,634	2,774	(140)	(5.0)%
Net Income attributable to noncontrolling interest	2,297	387	1,910	493.5%
Net income attributable to GEN Restaurant Group, Inc.	$337	$2,387	$(2,050)	(85.9)%

	% of Revenue
	Three months ended September 30,
	2023	2022
	(unaudited)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	31.9%	32.9%
Payroll and benefits	31.7%	29.8%
Occupancy expenses	8.3%	7.5%
Operating expenses	10.1%	9.8%
Depreciation and amortization	2.7%	2.6%
Pre-opening Costs	1.6%	1.0%
Total restaurant operating expenses	86.2%	83.6%
General and administrative	8.3%	5.2%
Consulting fees - related party	0.0%	3.1%
Management fees	0.0%	1.4%
Depreciation and amortization - corporate	0.0%	0.0%
Total costs and expenses	94.6%	93.3%
Income from operations	5.4%	6.7%
Employee retention credits	0.0%	0.2%
Other income (loss)	0.0%	0.0%
Interest expense, net	0.4%	(0.5)%
Equity in income of equity method investee	0.1%	0.2%
Income before income taxes	5.9%	6.5%
Provision for income taxes	(0.2)%	0.0%
Net income	5.8%	6.5%
Net Income attributable to noncontrolling interest	5.0%	0.9%
Net income attributable to GEN Restaurant Group, Inc.	0.7%	5.6%

Revenues. Revenues were $45.6 million for the three months ended September 30, 2023, compared to $42.4 million for the three months ended September 30, 2022, an increase of $3.1 million, or 7.4%. This reflects revenue increases due largely to price increases in lunch and dinner menus in late 2022, as well as having 30 restaurants open in the three months ended September 30, 2022 compared to 34 restaurants open in the three months ended September 30, 2023.

Food costs. Food costs were $14.5 million for the three months ended September 30, 2023, compared to $14.0 million for the three months ended September 30, 2022, an increase of $0.5 million, or 4.1%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs decreased from 32.9% to 31.9%.

Payroll and benefits. Payroll and benefits costs were $14.4 million for the three months ended September 30, 2023, compared to $12.7 million for the three months ended September 30, 2022, an increase of $1.8 million, or 14.2%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 29.8% to 31.7%.

Occupancy expenses. Occupancy expenses were $3.8 million for the three months ended September 30, 2023 compared to $3.2 million for the three months ended September 30, 2022, an increase of $0.6 million, or 19.1%. The increase in occupancy expenses reflects the addition of four new locations, two of which were in higher rent geographies. As a percentage of revenue, occupancy expenses were 8.3% in the three months ended September 30, 2023 compared to 7.5% in the three months ended September 30, 2022.

Operating expenses. Operating expenses were $4.6 million for the three months ended September 30, 2023 compared to $4.2 million for the three months ended September 30, 2022, an increase of $0.4 million, or 10.2%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.1% in the three months ended September 30, 2023 and 9.8% in the three months ended September 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1.2 million for the three months ended September 30, 2023 and $1.1 million for the three months ended September 30, 2022. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 2.7% during the three months ended September 30, 2023 and 2.6% during the three months ended September 30, 2022, with the decrease due to increased revenue.

Pre-opening costs. Pre-opening costs were $0.7 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. This increase was due to more restaurants under development in 2023 than in 2022.

General and administrative expenses. General and administrative expenses were $3.8 million for the three months ended September 30, 2023 compared to $2.1 million for the three months ended September 30, 2022, an increase of $1.6 million, or 73.5%. As a percentage of revenue, general and administrative expenses increased from 5.2% for the three months ended September 30, 2022, to 8.3% for the three months ended September 30, 2023 as costs shifted post-IPO from consulting and management fees previously paid to related parties.

Consulting fees - related party. Consulting fees were $0 for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022, a decrease of $1.3 million or 100%. These fees were eliminated following the IPO.

Management Fees. Management fees were $0 million for the three months ended September 30, 2023 and $0.6 million for the three months ending September 30, 2022. This includes expenses paid to a third-party entity, which consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO.

Employee retention credits. During the three months ended September 30, 2023, we did not receive employee retention credits from the IRS, compared to $64 thousand in the three months ended September 30, 2022.

Other income (loss). During the three months ended September 30, 2023 miscellaneous expenses were zero. In the three months ended September 30, 2022 other loss was $6 thousand.

Interest expense, net. During the three months ended September 30, 2023, interest expense, net was $190 thousand income compared to $203 thousand in expense during the three months ended September 30, 2022. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in income of equity method investee. Equity in income of equity method investee was a gain of $53 thousand during the three months ended September 30, 2023 compared to $70 thousand during the three months ended September 30, 2022.

Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

The following table presents selected comparative results of operations for the nine months ended September 30, 2023 and September 30, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Nine Months Ended September 30,		Increase/(decrease)
(amounts in thousands)	2023	2022	Amount	%
	(unaudited)
Revenue	$135,899	$122,880	$13,019	10.6%
Restaurant operating expenses:
Food cost	43,614	40,968	2,646	6.5%
Payroll and benefits	42,419	36,128	6,291	17.4%
Occupancy expenses	10,876	9,051	1,825	20.2%
Operating expenses	13,007	11,178	1,829	16.4%
Depreciation and amortization	3,476	3,234	242	7.5%
Pre-opening Costs	2,123	975	1,148	117.7%
Total restaurant operating expenses	115,515	101,534	13,981	13.8%
General and administrative	7,815	5,720	2,095	36.6%
Consulting fees - related party	2,325	4,897	(2,572)	(52.5)%
Management fees	1,176	1,745	(569)	(32.6)%
Depreciation and amortization - corporate	58	24	34	141.7%
Total costs and expenses	126,889	113,920	12,969	11.4%
Income from operations	9,010	8,960	50	0.6%
Gain on extinguishment of PPP debt	—	387	(387)	(100.0)%
Employee retention credits	2,483	2,583	(100)	(3.9)%
Other income (loss)	(7)	(854)	847	(99.2)%
Interest expense, net	(206)	(440)	234	(53.2)%
Equity in income of equity method investee	520	921	(401)	(43.5)%
Income before income taxes	11,800	11,557	243	2.1%
Provision for income taxes	(171)	0	(171)	—
Net income	11,629	11,557	72	0.6%
Net Income attributable to noncontrolling interest	3,198	1,067	2,131	199.7%
Net income attributable to GEN Restaurant Group, Inc.	$8,431	$10,490	$(2,059)	(19.6)%

	% of Revenue
	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	32.1%	33.3%
Payroll and benefits	31.2%	29.4%
Occupancy expenses	8.0%	7.4%
Operating expenses	9.6%	9.1%
Depreciation and amortization	2.6%	2.6%
Pre-opening Costs	1.6%	0.8%
Total restaurant operating expenses	85.0%	82.6%
General and administrative	5.7%	4.7%
Consulting fees - related party	1.7%	4.0%
Management fees	0.9%	1.4%
Depreciation and amortization - corporate	0.0%	0.0%
Total costs and expenses	93.4%	92.7%
Income from operations	6.6%	7.3%
Gain on extinguishment of PPP debt	0.0%	0.3%
Employee retention credits	1.8%	2.1%
Other income (loss)	0.0%	(0.7)%
Interest expense, net	(0.2)%	(0.4)%
Equity in income of equity method investee	0.4%	0.7%
Income before income taxes	8.7%	9.4%
Provision for income taxes	(0.1)%	0.0%
Net income	8.6%	9.4%
Net Income attributable to noncontrolling interest	2.4%	0.9%
Net income attributable to GEN Restaurant Group, Inc.	6.2%	8.5%

Revenues. Revenues were $135.9 million for the nine months ended September 30, 2023, compared to $122.9 million for the nine months ended September 30, 2022, an increase of $13.0 million, or 10.6%. This reflects revenue increases at comparable stores due largely to price increases in lunch and dinner menus in late 2022, as well as having four more restaurants open for at least a portion of the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Food costs. Food costs were $43.6 million for the nine months ended September 30, 2023, compared to $41.0 million for the nine months ended September 30, 2022, an increase of $2.6 million, or 6.5%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs declined from 33.3% to 32.1%.

Payroll and benefits. Payroll and benefits costs were $42.4 million for the nine months ended September 30, 2023, compared to $36.1 million for the nine months ended September 30, 2022, an increase of $6.3 million, or 17.4%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 29.4% to 31.2%.

Occupancy expenses. Occupancy expenses were $10.9 million for the nine months ended September 30, 2023 compared to $9.1 million for the nine months ended September 30, 2022, an increase of $1.8 million, or 20.2%. The increase in occupancy expenses reflects the addition of four new locations, two of which were in higher rent geographies. As a percentage of revenue, occupancy expenses were 8.0% in the nine months ended September 30, 2023 compared to 7.4% in the nine months ended September 30, 2022.

Operating expenses. Operating expenses were $13.0 million for the nine months ended September 30, 2023 compared to $11.2 million for the nine months ended September 30, 2022, an increase of $1.8 million, or 16.4%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 9.6% in the nine months ended September 30, 2023 and 9.1% in the nine months ended September 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.5 million for the nine months ended September 30, 2023, compared to $3.2 million for the nine months ended September 30, 2022, an increase of $0.3 million, or 7.5%. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 2.6% for both the nine months ended September 30, 2023 and September 30, 2022.

Pre-opening costs. Pre-opening costs were $2.1 million for the nine months ended September 30, 2023 compared to $1.0 million for the nine months ended September 30, 2022. This increase was due to more restaurants under development in 2023 than in 2022.

General and administrative expenses. General and administrative expenses were $7.8 million for the nine months ended September 30, 2023 compared to $5.7 million for the nine months ended September 30, 2022, an increase of $2.1 million, or 36.6%. The increase is largely due to hiring employees to support higher restaurant volume and new restaurant development and the shifting of costs, post IPO, from consulting and management fees previously paid to related parties. As a percentage of revenue, general and administrative expenses increased from 4.7% for the nine months ended September 30, 2022 to 5.7% for the nine months ended September 30, 2023.

Consulting fees - related party. Consulting fees were $2.3 million for the nine months ended September 30, 2023 compared to $4.9 million for the nine months ended September 30, 2022, a decrease of $2.6 million or 52.5%. These fees were eliminated in the third quarter of 2023, following the IPO.

Management Fees. Management fees were $1.2 million for the nine months ended September 30, 2023 and $1.8 million for the nine months ended September 30, 2022. This includes expenses paid to a third-party entity, which consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated in the third quarter of 2023, following the IPO.

Gain on extinguishment of debt. During the nine months ended September 30, 2022 we received loan forgiveness from the SBA related to the PPP Loans in the amount of $0.4 million. We do not anticipate receiving additional funds under this program.

Employee retention credits. During both the nine month periods ended September 30, 2023 and September 30, 2022 we received employee retention credits from the IRS in the amount of $2.5 million.

Other income (loss). During the nine months ended September 30, 2023 miscellaneous expenses were negligible. In the nine months ended September 30, 2022 other income (loss) was $848 thousand, largely reflecting a one-time charge for settlement of a long-standing legal dispute.

Interest expense, net. During the nine months ended September 30, 2023, interest expense, net was $206 thousand compared to $440 thousand during the nine months ended September 30, 2022. The decrease in net interest expense was due to the increase in interest income on higher cash balances since the IPO.

Equity in income of equity method investee. Equity in income of equity method investee was a gain of $0.5 million during the nine months ended September 30, 2023 compared to $0.9 million during the nine months ended September 30, 2022.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, income taxes, depreciation and amortization, and we also exclude non-recurring items, such as gain on extinguishment of debt, RRF grants, consulting fees paid to a related party, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense related to pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measure depict normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2023 and September 30, 2022.

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
EBITDA:
Net income	$2,634	$2,774	$11,629	$11,557
Net Income Margin	5.8%	6.5%	8.6%	9.4%
Interest expense, net	(190)	203	206	440
Provision for income taxes	74	—	171	—
Depreciation and amortization	1,253	1,104	3,534	3,258
EBITDA	$3,771	$4,081	$15,540	$15,255
EBITDA Margin	8.3%	9.6%	11.4%	12.4%

Adjustments to EBITDA:
EBITDA	$3,771	$4,081	$15,540	$15,255
Stock-based compensation expense (1)	759	—	759	—
Gain on extinguishment of debt (2)	—	—	—	(387)
Consulting fees - related party (3)	—	1,320	2,325	4,897
Employee retention credits (4)	—	(64)	(2,483)	(2,583)
Litigation accrual (5)	—	—	—	850
Non-cash lease expense (6)	144	77	303	207
Non-cash lease expense related to pre-opening costs (7)	338	437	763	916
Adjusted EBITDA	$5,012	$5,851	$17,207	$19,155
Adjusted EBITDA Margin	11.0%	13.8%	12.7%	15.6%

(1)
Stock-based compensation expense: During the third quarter of 2023, we incurred expenses related to the granting of Restricted Stock Units (“RSUs”) to employees.
(2)
Gain on extinguishment of debt: In the first quarter of 2022, we received loan forgiveness from the SBA related to the PPP Loans in the amount of $0.4 million. We do not anticipate receiving additional funds as the program has not been extended under the CARES Act.
(3)
Consulting fees—related party: These costs ended following the completion of the IPO.
(4)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(5)
Litigation accruals: This is an accrual in 2022 related to a specific, one-time, litigation claim.
(6)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent.
(7)
Non-cash lease expense related to pre-opening costs: Cost for stores in development in which the lease expense is greater than the contractual rent.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

We define Restaurant-Level Adjusted EBITDA as Income from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expense, related party consulting fees, management fees and non-cash lease expense. We define Restaurant-Level Adjusted EBITDA Margin as Restaurant-Level Adjusted EBITDA divided by revenue.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three and nine months ended September 30, 2023 and September 30, 2022:

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income from Operations	$2,465	$2,849	$9,010	$8,960
Income Margin from Operations	5.4%	6.7%	6.6%	7.3%
Depreciation and amortization	1,253	1,104	3,534	3,258
Pre-opening costs	723	437	2,123	975
General and administrative	3,802	2,191	7,815	5,720
Consulting fees - related party	-	1,320	2,325	4,897
Management Fees	-	588	1,176	1,745
Non-cash lease expense	144	77	303	207
Restaurant-Level Adjusted EBITDA	$8,387	$8,566	$26,286	$25,762
Restaurant-Level Adjusted EBITDA Margin	18.4%	20.3%	19.3%	21.0%

Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin in the same fashion. These non-U.S.GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Liquidity and Capital Resources

As of September 30, 2023 we had $32.1 million of cash and $10.9 million of working capital, which is calculated as current assets minus current liabilities, compared with $11.2 million of cash and ($22.5) million of working capital as of December 31, 2022. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO certain companies within GEN Restaurant Group made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the Reorganization, mandate annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We determined the amount of these distributions based on the operating cash flow of each such entity. During the year ended December 31, 2022, an aggregate of $29.5 million of distributions were made, and during the nine months ended September 30, 2023, an aggregate of $26.5 million of distributions were made.

We believe that cash provided by operating activities and cash on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The actual amounts may materially differ from these hypothetical amounts as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us will be calculated using prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit.

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

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
(amounts in thousands)	(unaudited)
Summary of Cash Flows
Net cash provided by operating activities	$13,486	$13,779
Net cash provided by investing activities	1,388	7,690
Net cash provided by (used in) financing activities	6,080	(22,355)

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 was $13.5 million, the result of net income of $11.6 million, adjusted by non-cash charges of depreciation and amortization of $3.5 million, amortization of operating lease assets of $3.5 million and stock-based compensation of $0.8 million, offset by net cash outflows of approximately $5.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable of $2.8 million, an increase in prepaid expenses of $2.0 million and an increase in operating lease liabilities of $2.5 million.

Net cash provided by operating activities during the nine months ended September 30, 2022 was $13.8 million, the result of net income of $11.6 million, adjusted by non-cash charges of depreciation and amortization of $3.3 million, and amortization of operating lease assets of $2.6 million, partially offset by net cash outflows from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a $3.0 million increase in inventories and adjustments to operating lease assets and liabilities resulting from the adoption of ASC 842, offset by a $1.7 million increase in accounts payable.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2023 was $1.4 million, reflecting $10.9 million in the recovery of net proceeds from advances made to a related party, partially offset by $9.5 million for the purchase of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2022 was $7.7 million, reflecting $13.5 million in the recovery of advances made to a related party, partially offset by $5.8 million for the purchase of property and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $6.1 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock in the IPO, offset partially by $26.5 million in member distributions.

Net cash used in financing activities during the nine months ended September 30, 2022 was $22.4 million, reflecting $27.6 million in net distributions to members and $8.0 million in payments made on related party loans. These were partially offset by proceeds from third party loans of $7.9 million, $2.7 million from PPP and EIDL loans, and $2.9 million in advances from members.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 30, 2023:

	Payments Due by Period as of September 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Operating lease payments (1)	$190,331	$2,408	$21,855	$22,736	$143,332
Finance lease payments (2)	178	40	138	—
Notes payable (3)	4,751	42	349	358	4,002
Line of credit (4)	-	—	—	—	—
Notes payable interest (5)	2,967	47	364	325	2,231
Notes payable - related party (6)	1,062	1,062	—	—	—
Total Contractual obligations	$199,289	$3,599	$22,706	$23,419	$149,565

(1)
Represents future minimum lease payments for our restaurant operations and corporate office. Operating lease payments exclude contingent rent payments that may be due under certain of our leases based on a percentage of sales in excess of specified thresholds. See “Note 10—Leases” to the financial statements in this quarterly report for further details.
(2)
Reflects the principal and interest payments during the lease terms. Refer to “Note 10—Leases” to the financial statements included in this quarterly report.
(3)
Reflects the principal payment on third party notes. Refer to “Note 8—Notes Payable” to the financial statements included elsewhere in this quarterly report.
(4)
Reflects the principal payment on the line of credit. Refer to “Note 7—Line of Credit” to the financial statements included in this quarterly report.
(5)
Interest relates to the notes payable through maturity dates. Refer to “Note 8—Notes Payable” to the financial statements included in this quarterly report.
(6)
Reflects the principal payment on related party notes. Refer to “Note 9—Related Party Notes Payable” to the financial statements included in this quarterly report.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022 we did not have any material off-balance sheet arrangements.

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

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. See "Note 10—Leases" to the financial statements. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

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

On September 1, 2019, the FASB issued ASU 2016-02, “Leases (Topic 842)”, or Topic 842 or ASC 842, along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We adopted this pronouncement for the year beginning after December 31, 2021 using the modified retrospective method to apply the standard as of the effective date of January 1, 2022 and therefore prior period amounts were not adjusted.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including receivables. In January 2023, the Company adopted ASU No. 2016-13, and concluded that the adoption of ASC 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

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

Interest Rate Risk

The Company is exposed to market interest rates reflected in the line of credit which bears an interest rate at the Wall Street Journal Prime Rate plus 0.25%.

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

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of September 30, 2023 due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Note 11 - Commitments and Contingencies” to the financial statements in this quarterly report for further details.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities Use of Proceeds and Issuer Purchases of Equity Securities.

Not applicable.

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

GEN Restaurant Group, Inc.

Date: November 14, 2023	By:	/s/ David Kim
David Kim
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jae Chang
Jae Chang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Thomas V. Croal
Thomas Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)