Form 10-K
period 2023-12-31
GEN Restaurant Group, Inc.
filed 2024-03-06
CIK 1891856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission File Number: 001-41727

GEN Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-3424935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11480 South Street Suite 205 Cerritos, CA	90703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 356-9929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, par value $0.001 per share	GENK	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2023 was $104,153,712.

As of February 21, 2024, there were outstanding 4,419,609 shares of the Registrant’s Class A Common Stock and 27,956,912 shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates information by reference to the Registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The terms such as “target,” “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “continue,” “predict,” “potential,” “plan,” “anticipate” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations.

These forward-looking statements are subject to a number or risks, uncertainties and assumptions, including but not limited to:

•
the impact of the COVID-19 pandemic;
•
our ability to operate as a consolidated public company;
•
our ability to successfully maintain increases in our comparable restaurant sales and average unit volumes (“AUVs”);
•
our ability to expand in existing and new markets;
•
our projected growth in the number of restaurants;
•
macroeconomic conditions and other economic factors;
•
our ability to compete with many other restaurants;
•
our reliance on vendors, suppliers, and distributors;
•
concerns regarding food safety and food-borne illness;
•
changes in consumer preferences and the level of acceptance of our restaurant concept in new markets;
•
minimum wage increases and mandated employee benefits that could cause a significant increase in our labor costs;
•
the failure of our automated equipment or information technology systems or the breach of our network security;
•
the loss of key members of our management team;
•
the impact of our UP-C structure;
•
the impact of governmental laws and regulations;
•
volatility in the price of our common stock; and
•
other risk, uncertainties and factors described in Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

GENERAL INFORMATION

Unless otherwise indicated or the context otherwise requires, references in this report to (i) “GEN Inc.” refers to GEN Restaurant Group, Inc., a Delaware corporation, and not to any of its subsidiaries, (ii) “GEN Restaurant Group” refers to an unconsolidated group of entities listed in the historical financial statements included in this report and owned primarily by either David Kim or Jae Chang, our co-Chief Executive Officers and Directors, (iii) “GEN LLC” refers to GEN Restaurant Companies, LLC, a Delaware limited liability company and subsidiary of GEN Inc, and (iv) the “Company,” “we,” “us,” “our” and “GEN” refer to GEN Inc. and its consolidated subsidiaries. GEN Inc. was incorporated as a Delaware corporation on October 28, 2021 and prior to the consummation of the Reorganization described herein and our initial public offering (or “IPO”), did not conduct any activities other than those incidental to our formation and initial public offering.

Organizational Structure

Upon our IPO, the entities comprising GEN Restaurant Group are consolidated as subsidiaries of GEN LLC. The historical owners of GEN Restaurant Group received membership units of GEN LLC in exchange for the ownership interests in GEN Restaurant Group. The following actions took place in connection with the closing of the IPO (collectively, the “Reorganization:):

•
GEN Inc. amended and restated its certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock.
•
GEN Inc. sold to the underwriters 4,140,000 shares of Class A common stock.
•
The GEN LLC agreement was amended and restated to provide, among other things, Class A units and Class B units and appointed GEN Inc. as the managing member of GEN LLC.
•
GEN Inc. used the proceeds of the offering to acquire newly issued shares of Class A units of GEN LLC.
•
The GEN LLC agreement permits the members of the GEN LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis.
•
GEN Inc. entered into the Tax Receivable Agreement for the benefit of the other members of GEN LLC (not including GEN Inc.) pursuant to which GEN Inc. will pay 85% of the net cash tax savings, if any, that GEN Inc. realizes.
•
We entered into a Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions.

PART I

Item 1. Business.

Company Overview

GEN Restaurant Group, Inc. is one of the largest Asian casual dining restaurant concepts by total revenue in the United States. We offer an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 37 company-owned restaurants, as of December 31, 2023, located in California, Arizona, Hawaii, Nevada, Texas, New York and Florida. Our restaurants have modern decor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. Our new restaurants have historically generated average Payback Periods of approximately 1.7 years. Restaurants range in size from 4.7 thousand to 12 thousand square feet, and are typically located in high-activity commercial areas. “Payback Period” means the length of time, in years, required to recoup build-out costs after the restaurant’s opening date.

Our Strengths

•
Unlimited Orders at One Affordable, All-Inclusive Price. Our guests can order unlimited quantities of food for a fixed price generally ranging from $19.95 to $21.99 for lunch and $28.99 to $30.95 for dinners as of December 31, 2023, except for $35.95 for dinner at the Miracle Mile at Las Vegas, NV location and $27.95 for lunch, $33.95 for regular dinner and $37.95 for late dinner at the Manhattan, NY location. Our affordable price points make our concept accessible to multiple demographics and allow our guests to discover a variety of traditional Korean and Korean-American fusion dishes at a fixed price compared to the a la carte pricing found at other casual dining restaurants.
•
Efficient “Cook-It-Yourself” Business Model. Using our “cook-it-yourself” model, we have been able to operate our restaurants with no chefs and limited personnel needed to process orders in the kitchen. Our menu items come ready-to-serve from our suppliers, allowing us to quickly fill guest orders after a simple transfer from package to plate. This approach ensures consistent food quality across all of our restaurants and provides for more efficient operations than traditional restaurants, which in turn allows us to cater to high traffic levels. Additionally, because our guests serve as their own chefs, we believe our kitchens require a smaller percentage of our footprint than other casual dining restaurant concepts, enabling more space for guest seating.
•
Strong Supplier Network Provides Foundation for Growth. During the fourth quarter of 2023 we entered into an agreement with Sysco Los Angeles, Inc., or Sysco, to purchase certain food products for a period of three years. We also utilize other suppliers for certain items.
•
Large Community of Loyal Enthusiasts. Based in part on our online reviews, we believe we have attracted a passionate and loyal group of customers, including Millennial and Gen Z enthusiasts who enjoy trying new cuisines of various ethnic origins. We believe these “foodies” enjoy our diverse menu of flavorful Korean and Korean-American food, affordable prices points and differentiated dining ambience.
•
Unique Guest Experience Drives Positive Customer Ratings. Many of our guests express their enthusiasm for our concept experience by rating and reviewing our restaurants online. As of February 12, 2024, we have a 4.0 and 4.2 average star rating on Yelp and Google.

•
In-House Design and Fabrication Capabilities. Well-functioning ventilation systems are critical to Korean barbeque restaurant concepts due to the need to simultaneously ventilate each table. In order to ensure proper setup, many of our competitors rely on third-party contractors, who can be prohibitively expensive and require lengthy lead times. We take a different approach, designing and fabricating our ventilation systems in-house, which in turn provides us with greater control than our competition over quality, costs and lead time.
•
An Inspirational Founder-led Management Team. Our team is led by experienced and passionate senior management who are committed to providing the highest quality service and experience for our guests.

Our Growth Strategies

Open Additional Restaurants in New and Existing Markets. Since opening our original restaurant in Tustin, California in 2011, we have successfully opened profitable new restaurants throughout Southern and Northern California, and in Nevada, Texas, Hawaii, Arizona, Florida, and New York. We intend to leverage our expertise opening new restaurants to expand further into new geographies with the same rigorous and thoughtful new site and restaurant build-out process that we have successfully demonstrated in the past. Prior to the pandemic, we opened four new restaurants in both 2018 and 2019. Due to the COVID-19 pandemic, we opened no new restaurants in 2020 and 2021. With COVID-19 restrictions eased, we have restarted our pipeline of new restaurants and during 2022 we opened three new restaurants in Webster, Texas, Las Vegas, Nevada and New York, New York.

During 2023, we opened six restaurants in: Cerritos, California (opened on April 4, 2023), Chandler, Arizona, (opened on June 1, 2023), Fort Lauderdale, Florida (opened on June 10, 2023), Westheimer (Houston), Texas (opened on October 26,2023), Kapolei, Hawaii (opened on November 18, 2023), and Arlington, Texas (opened on December 21, 2023).

We have signed eleven leases for new locations, of which we currently expect to open seven to eight additional locations during 2024, with the remainder in 2025. Beginning in 2025, we currently plan to open ten to twelve new restaurants annually in new and existing domestic markets. We expect to open restaurants in new markets in states such as Oregon, Georgia, Utah, Colorado, Virginia, and New Jersey, as well as in the District of Columbia. Our restaurants have historically generated average Payback Periods of approximately 1.7 years with average Net Build-Out Costs of approximately $1.9 million for nine new units opened in 2022 and 2023.

During 2022, we opened three restaurants with average Net Build-Out Costs of approximately $1.9 million. The last of the three restaurants opened in 2022 had Net Build-Out Costs of $2.6 million. During 2023, we opened six restaurants with average Net Build-Out Costs of approximately $2.1 million. Going forward, we are targeting average Net Build-Out Costs of less than $3.0 million with AUVs ranging from $4.0 to $5.0 million for our new restaurant units, resulting in a target Payback Period of less than 3 years, which may vary depending on the specific market. The combination of our strong expertise in constructing new restaurants and tremendous whites pace opportunity positions us well to expand our concept into new markets.

Increase Restaurant Sales and Profitability. We initiated modest price increases in the second half of 2021 and in 2022 with no discernable change in guest behavior. We plan to continue to analyze and monitor price receptivity from our customers, and we believe there may be additional opportunities to implement modest price increases in the future with no material impact on customer traffic. Additionally, our strong supply chain capabilities and ability to operate with a limited number of employees have allowed us to control our costs. We continually look to invest in new technologies through rigorous testing and analyses to further improve and maintain an optimal cost structure, as well as to enhance our dining experience.

Selectively Pursue Wholesale Opportunities. With the favorable pricing terms we have established with our suppliers and distributors, during the pandemic we were able to continue providing a limited number of guests with our high-quality meats by introducing temporary bulk purchase options in 21 of our restaurants. Considering the positive response from our guests, we plan to selectively pursue wholesale opportunities going forward. We have engaged with a national food retailers to offer our ready-to-serve meats. The COVID-19 pandemic served as an opportunity to not only assess the viability of a wholesale segment, but also to begin exploring other new service offerings we may be able into introduce to our existing business.

Restaurant Management

Restaurant Management and Employees. As of December 31, 2023, on average, each of our restaurants employed a total of 70 full-time and part-time employees who are managed by a General Manager. The actual number of personnel that work during a given shift varies depending on the day, as well as time. During any given shift, restaurants are typically staffed with one kitchen manager, two to four hosts, four to ten servers, four to five food preparers, one to two cashiers, two to three bussers, up to seven food runners, and three to four dishwashers.

Training and Employee Programs. To ensure a consistent and exceptional dining experience, we have established onboarding training programs for all of our restaurant employees. Employee training for restaurant managers typically requires approximately three to six months, while training for other restaurant employees ranges from 60 to 90 days. Our operating model, which consists of no chefs and a relatively small staff primarily responsible for serving food, leads to reduced complexity and time required for our training programs. When we staff a new restaurant preparing to open, we send a team of existing employees to the new restaurant to provide the training and to introduce and implant our cultural values. Our training programs for employees provide comprehensive guides specifically developed for each position.

Our Suppliers

We acquire certain food products and supplies from third-party vendors and suppliers, and we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as the embedded grills in our tables. For this specialized equipment, we rely on Fast Fabrications as one of our primary suppliers. Pacific Global, a subsidiary of a related party, provided restaurant supplies such as tableware, napkins, soda, sauces for approximately 16.4% and 21.2% of total operating expenses in 2023 and 2022, respectively, and Wise Universal provided us with food products and supplies equaling approximately 21.3% and 32.5% of our total food and beverage costs in 2023 and 2022, respectively. Each of Fast Fabrications, Pacific Global and Wise Universal are controlled by parties affiliated with us. We do not currently have written contracts with any of our suppliers. See “Certain Relationships and Related Person Transactions” for additional information on our relationship with these suppliers.

Additionally, U.S. Foods, an unrelated third party, provides us with certain food products which in 2023 and 2022 amounted to approximately 36.0% and 57.6% of our total food and beverage costs, respectively. During the fourth quarter of 2023 we entered into an agreement with Sysco to purchase certain food products for a period of three years. Sysco accounted for approximately 15.1% of food costs for the year 2023.

Management Information and Systems

We use Revel for our point-of-sale (POS) system, a system designed for the restaurant industry. Our Revel POS system allows us to seamlessly track and monitor our sales, food and beverage costs and inventory levels. This system is integrated with the handheld tablets our staff use to take guest orders and process payments, and it includes customizable features which provide data that allow us to better understand our guest dining preferences. We use a combination of Automatic Data Processing, Inc. and Toast, Inc. software for our payroll and human resources systems. We have partnered with Yelp to allow our guests to check-in ahead of their visits in order reduce wait times they may otherwise encounter. We currently use QuickBooks for our accounting systems but may upgrade to another accounting system as we continue to grow the number of restaurants we operate. We rely on all of our third-party systems and application providers to protect the information of our customers and employees.

Our Industry

We believe that the unique, interactive culinary experience at our lively restaurants appeals to a vast segment of the population. This enables us to successfully compete with, and take share from, our competitors across the restaurant industry, particularly the chain restaurant industry, defined as restaurants where guests order while seated and pay after eating. We believe we will expand our market share by leveraging our scale and compelling value proposition that many smaller casual dining restaurant concepts are not able to replicate.

Growing Embrace of Korean Culture. The increasing awareness of Korean culture among all demographics, particularly among Millennial and Gen Z populations, is expected to significantly add to our growing following of guests. With the likes of Gangnam Style, a Korean song that became the first YouTube video to reach one billion views, as well as subsequent hits produced by up-and-coming Korean artists such as Blackpink, BTS and Girls’ Generation, Korean culture continues to become a global phenomenon that has gained immense popularity in recent years. The increasing number of viral music video hits, as well as other well-received Korean entertainment, including the recent Netflix survival drama television series, Squid Game, and the Academy award-winning Korean film, Parasite, have contributed to the tremendous growth of what is referred to as the “Hallyu wave.” According to the Korean Foundation, the “Hallyu wave,” which encompasses the increasing popularity and international spread of Korean food, language and culture since the 1990s, has amassed over 100 million fans across 109 countries, excluding South Korea, as of September 2020.

Competition

We compete primarily with casual dining concepts in the highly competitive and fragmented restaurant industry. Our competition includes a variety of small, local restaurants, medium-sized regional restaurants, and large national chains that primarily provide dine-in service. Within the casual dining category, we believe Asian restaurants, including Korean, Chinese, Thai, Vietnamese and Japanese concepts that often specialize in specific items or preparation methods, are among the least concentrated and most fragmented. We believe there is not a casual dining concept at scale that offers the same compelling value proposition and unique dining experience.

Human Capital Resources

We offer a diverse environment full of passionate and talented people. Our team members are collaborative and supportive, with a driving desire to make a distinctive mark in the restaurant industry. Our core values drive our people initiatives as they focus on mutual respect, teamwork, continuous improvement and learning, gratitude, a positive attitude, and passion to be the best in our business. We believe we attract and retain superior talent because we offer a challenging work environment with opportunities to make a difference in our company’s future. We work together as one team, with the single vision of making our company successful.

As of December 31, 2023, we had approximately 2,500 full-time and part-time employees. Approximately 32% of our workforce is female and 68% is male. Our senior leadership team (Vice President level and above) is 83% male and 17% female, while manager roles are approximately 66% male and 34% female. Our existing employees typically recruit new team members, although we may use outside recruiting support in selected circumstances.

Environmental Matters

We are subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste and clean-up of contaminated soil and groundwater. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on, in or emanating from such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances, and in some cases, we may have obligations imposed by indemnity provisions in our leases.

Government Regulation and Compliance

We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety and the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.

Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws (such as fair work week laws, immigration laws, various wage and hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in material fines, penalties and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.

Intellectual Property

We protect our intellectual property primarily through a combination of trademarks, domain names, and trade secrets. We have registered trademarks in the U.S. and internationally. We will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Our inner restaurant décor is covered by a trademark covering our signature white, brown, blue, cyan and silver colors, our white booth seating areas with brown wood accents and glass dividers, and our blue sconces and LED lighting, among other features.

We have procedures in place to monitor for potential infringement of our intellectual property, and it is our policy to take appropriate action to enforce our intellectual property, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities.

Corporate Information

GEN Inc. was incorporated in Delaware on October 28, 2021 as a Delaware corporation. It had no business operations prior to our initial public offering in June 2023. In connection with the consummation of our initial public offering, GEN Inc. became the managing member of GEN LLC, which owns 37 restaurants and related subsidiaries. Our principal executive offices are located at 11480 South Street Suite 205, Cerritos, CA 90703 and our telephone number is (562) 356-9929.

Information About our Executive Officers

Name	Age	Position
David Kim	55	Co-Chief Executive Officer and Director
Jae Chang	53	Co-Chief Executive Officer and Director
Thomas V. Croal	64	Chief Financial Officer

Jae Chang. Mr. Chang founded GEN by opening our first restaurant in September 2011 in Tustin, California and, since our formation in October 2021, he has served as our Co-Chief Executive and Director. Prior to founding GEN, Mr. Chang has been the owner, operator, and manager of multiple restaurant concepts since December 1999, including the Shabuya, Sumo, Octopus, H2O Sushi, and California Gogi brands. Mr. Chang received his Bachelor of Science in Hospitality Management from California State Polytechnic University, Pomona.

Mr. Chang’s qualifications to serve on the Board include his extensive prior experience with our business as a co-founder and within the restaurant and hospitality industries, as well as his demonstrated business acumen, skills in entrepreneurship and focus on operational efficiency. Mr. Chang’s Board service also creates a direct, more open channel of communication between the Board and senior management.

David Kim. Mr. Kim joined GEN with Jae Chang shortly after the opening of our first restaurant in 2011 and, since our formation in October 2021, he has served as our Co-Chief Executive Officer and Director. Before founding GEN, Mr. Kim served as Chief Executive Officer of La Salsa, Inc., a fast casual Mexican restaurant chain, from July 2007 to September 2011. Mr. Kim also served as Chief Executive Officer of Baja Fresh Enterprises, another fast casual Mexican restaurant chain, from October 2006 to September 2011, and prior to that served as President of Caliber Capital Group, an equity investment firm focused on distressed companies, from 2005 to 2010. From August 2002 to September 2011, Mr. Kim was the managing member of CinnaWorks, LLC, a national owner of Cinnabon franchises, and from November 1994 to March 2016, he was the managing member of Sweet Candy, LLC, owner of the retail candy concept Sweet Factory.

From November 1994 to March 2016, Mr. Kim managed Golden Den Corp. and RD Restaurant Group, Inc., which owned Denny’s, Carl’s Jr. Golden Corral and Pick-Up Stix franchises. Mr. Kim is also owner, operator, and manager of several other concepts that are not all-you-can-eat. Mr. Kim has established the Kim Family Foundation, through which he supports various charitable causes related to scholastic achievement and leadership.

Mr. Kim’s qualifications to serve on the Board include his wealth of experience with our business as co-founder and within the restaurant industry, and his demonstrated business acumen and skills in entrepreneurship and business strategy. Mr. Kim’s Board service also creates a direct, more open channel of communication between the Board and senior management.

Thomas V. Croal. Mr. Croal has served as our Chief Financial Officer since July 2021. Prior to joining us, Mr. Croal served as Chief Financial Officer of Pancreatic Cancer Action Network, a non-profit organization focused on pancreatic cancer research, from January 2019 to July 2021. Mr. Croal also served as Senior Vice President and Chief Financial Officer of Sage Publications, Inc., a global independent publisher. Mr. Croal also served as Chief Financial Officer of PPONet, Inc., a preferred provider physicians network, from September 2004 to June 2005. Mr. Croal also served as Senior Vice President and Chief Financial Officer of Silverado Senior Living Holdings, Inc., an operator of senior housing communities, from June 2007 to September 2018. Mr. Croal held various positions at Insight Health Services Corp., a healthcare service provider, including Chief Financial Officer and Chief Operating Officer, from September 1989 to March 2003. Mr. Croal was also previously a California Certified Public Accountant with Arthur Andersen & Co. Mr. Croal received his Bachelor of Science in Accounting from Loyola Marymount University.

Available Information

Our website is located at www.genkoreanbbq.com including an investor relations section in which we routinely post information, such as webcasts of quarterly calls and other investor events in which we participate or host, and any related materials. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of and is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Risk Factor Summary

Our Company is subject to several risks that if realized could materially affect our business, prospects, financial condition, results of operations, cash flows and access to liquidity. Our business is subject to uncertainties and risks including:

•
We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.
•
Pandemic and public health crises may continue to adversely affect, our operations, financial condition and financial results.
•
Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.
•
Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and also due to consumer unfamiliarity with our concept and may make our future results unpredictable.

•
The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.
•
Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.
•
New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.
•
Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.
•
Our failure to manage our growth effectively could harm our business and operating results.
•
Our limited number of restaurants, the significant expense associated with opening new restaurants and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations.
•
Our restaurant base is geographically concentrated, and we could be negatively affected by conditions specific to our markets.
•
Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.
•
We rely significantly on certain vendors and suppliers, which could adversely affect our business, financial condition or results of operations.
•
Changes in food and supply costs could adversely affect our business, financial condition or results of operations.
•
Failure to receive frequent deliveries of fresh food ingredients and other supplies could harm our business, financial condition or results of operations.
•
We face intense competition, and if we are unable to continue to compete effectively in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete, our business, financial condition and results of operations would be adversely affected.
•
Food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases could have an adverse effect on our business, financial condition or results of operations.
•
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.
•
We rely significantly on the operation of our equipment, and any mechanical failure could prevent us from effectively operating our restaurants.
•
The loss of any registered trademark or other intellectual property or our failure to maximize or successfully assert our intellectual property rights could enable other companies to compete more effectively with us.
•
Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.
•
We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.
•
Our Paycheck Protection Program loan and our applications for such loans could in the future be determined to have been impermissible or could result in damage to our reputation.
•
If we face labor shortages, increased labor costs or unionization activities, our growth, business, financial condition and operating results could be adversely affected.

•
Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business, financial condition or results of operations.
•
Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.
•
We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material monetary damages and other remedies.
•
Our current insurance may not provide adequate levels of coverage against claims.
•
Changes to accounting rules or regulations may adversely affect our business, financial condition or results of operations.
•
The Internal Revenue Service, or the IRS, might challenge the tax basis step-ups and other tax benefits we receive in connection with this offering and the related transactions and in connection with future acquisitions of GEN LLC units.
•
GEN Inc. will be required to pay over to members of GEN LLC (other than GEN Inc.) most of the tax benefits GEN Inc. receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of GEN LLC in the future, and the amount of those payments are expected to be substantial.
•
In certain circumstances, GEN LLC will be required to make distributions to us and the other members of GEN LLC, and the distributions that GEN LLC will be required to make may be substantial.
•
Future changes to tax laws or our effective tax rate could materially and adversely affect our company and reduce net returns to our stockholders.
•
Our charter documents and the Delaware General Corporation Law, or the DGCL, could discourage takeover attempts and other corporate governance changes.
•
Our amended and restated certificate of incorporation will include an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•
We have no history operating as a consolidated entity.
•
Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.
•
The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.
•
Failure to retain our senior management may adversely affect our operations.
•
We have identified two material weaknesses in our internal control over financial reporting, which could impact our ability to produce timely, accurate and reliable financial statements could be impaired.

Risks Related to Our Growth Strategy and Restaurant Expansion

We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In the years ended 2022 and 2023, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. From 2021 to 2022, the percentage of sales of food costs increased from 31.8% to 33.2% and the percentage of sales of payroll and benefits costs increased from 29.0% to 29.8%. From 2022 to 2023, the percentage of sales of food costs decreased from 33.2% to 32.2% and the percentage of sales of payroll and benefits costs increased from 29.8% to 31.4%. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business through 2024. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We initiated modest price increases in the second half of 2022 and in 2023 with no discernible change in guest behavior. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted by menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

Pandemic and public health crises have adversely affected, and in the future may adversely affect,our operations, financial condition and financial results.

COVID-19 and the government measures taken to control it caused a significant disruption to our business operation. There can be no assurance that developments with respect to the COVID-19 pandemic and other pandemics and public health crises, and government measures taken to control them will not adversely affect our operations and financial results. Our restaurants are located in only seven U.S. states. As a result of our concentration in these markets, we may be disproportionately affected by any increased severity of public health crises and restrictive government measures in these locations compared to other chain restaurants with a more dispersed footprint.

We have made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to re-design our service and business models to accommodate consumers’ changed behavior patterns in the future. Any such effort could result in capital expenditures, business disruption and lower margin sales, and may not be successful in growing our profitability.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened four new restaurants in both 2018 and 2019, three new restaurants in 2022, and six new restaurants in 2023. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

The number and timing of new restaurants opened during any given period may be negatively impacted by a number of factors including, without limitation:

•
identification and availability of locations with the appropriate size, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of guest traffic and sales per unit;
•
competition in existing and new markets, including competition for restaurant sites;
•
the ability to negotiate suitable lease terms;
•
the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;
•
recruitment and training of qualified personnel in the local market;
•
our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;
•
our ability to control construction and development costs of new restaurants;
•
landlord delays;

•
the proximity of potential sites to an existing restaurant, and the impact of cannibalization on future growth;
•
anticipated commercial, residential and infrastructure development near our new restaurants; and
•
the cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new restaurant, may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our sales and profitability may be materially harmed or we may face losses.

In addition, our restaurant count potential based on our current white space analysis may change in the future, or we may conduct future analyses that yield results inconsistent with our earlier analysis.

Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and also due to consumer unfamiliarity with our concept and may make our future results unpredictable.

As of December 31, 2023, we operate our restaurants in seven states, California, Arizona, Nevada, Hawaii, Texas, New York and Florida. We opened three new restaurants in 2022, as well as six new restaurants in 2023, and we plan to increase the number of our restaurants in the next several years as part of our expansion strategy. We are likely in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand or concept in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

The COVID-19 pandemic had a significant impact on global and domestic economies and will likely continue to negatively impact these economies for some time in the future. Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. In addition to the COVID-19 pandemic, these conditions include, but may not be limited to: unemployment, general and industry- specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check amount, thus potentially having a material impact on our financial performance. Furthermore, negative economic conditions resulting from war, terrorist activities, global economic occurrences or trends or other geo-political events or conflicts could cause consumers to make long-term changes to their discretionary spending behavior, whether on a temporary, extended or permanent basis. Reductions in staff levels and restaurant closures could result from prolonged negative economic conditions, which could materially adversely affect our business, financial condition or results of operations.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, the opening of a new restaurant in or near markets in which we already have restaurants could adversely affect the sales of these existing restaurants and thereby adversely affect our business, financial condition or results of operations.

Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our guests. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

Our new restaurants have opened with strong volumes, which then typically decline after the initial sales surge that comes with interest in a new restaurant opening. New restaurants may not be profitable and their sales performance may not follow historical patterns. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved in the past. Our business depends on the success of new restaurants as well as the success of existing restaurants. If sales at existing restaurant locations do not meet expectations and our new restaurants are not profitable, our business and results of operations may be harmed.

•
Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including consumer awareness and understanding of our brand and our concept;
•
general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
•
changes in consumer preferences and discretionary spending;
•
competition, either from our competitors in the restaurant industry or our own restaurants;
•
temporary and permanent site characteristics of new restaurants; and
•
changes in government regulation.

If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average restaurant sales, our business, financial condition or results of operations could be adversely affected.

Our sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.

The level of comparable restaurant sales change, which represents the change in year-over-year sales for restaurants open for at least 12 full months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales, such as our initiatives to increase online and to-go sales, review our beverage program to increase beverage sales and to review operational efficiencies to increase the customer flow in our restaurants. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales change or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparable Restaurant Sales Change.”

Our failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion.

Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure which could harm our business, financial condition or results of operations.

Our limited number of restaurants, the significant expense associated with opening new restaurants and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations.

As of December 31, 2023, we operated 37 restaurants. We opened four new restaurants in both 2018 and 2019, three new restaurants in 2022, and six new restaurants in 2023. Due to the COVID-19 pandemic, we opened no new restaurants in 2020 and 2021. The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during 2018 and 2019 required a Net Build-Out Cost of approximately $1.8 million per restaurant, including pre-opening expenses but net of landlord tenant improvement allowances and reflecting that we do not purchase the underlying real estate. During 2022, we opened three restaurants with average Net Build-Out Costs of approximately $1.9 million. The last of the three restaurants opened in 2022 had Net Build-Out Costs of $2.6 million. During 2023, we opened six restaurants with average Net Build-Out Costs of approximately $2.1 million. We are targeting average Net Build-Out Costs of less than $3.0 million for new restaurants. However, actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. Our estimates for improvements, fixtures and furnishings may also be incorrect, which may cause us to incur certain impairment charges. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated, and we could be negatively affected by conditions specific to our markets.

As of December 31, 2023, approximately 57% of our restaurants are located in California, with 41% of our restaurants located in Southern California specifically. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in these markets compared to other chain restaurants with a national footprint.

Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Any act of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorist activities, may result in damage and restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our restaurants, which could materially adversely affect our financial performance.

A decline in visitors to any of the retail centers, shopping malls, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity commercial centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include public health conditions such as a COVID-19 outbreak, economic or political conditions, anchor tenants closing in retail centers in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, require us to spend capital.

Our growth strategy depends on opening new restaurants, which will require us to use cash flows from operations. We cannot assure you that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our business will continue to require capital expenditures for the maintenance, renovation, and improvement of existing restaurants to remain competitive and maintain the value of our brand. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained. If the costs of funding new restaurants or renovations or enhancements to existing restaurants exceed budgeted amounts, and/ or the time for building or renovation is longer than anticipated, our profits and liquidity could be reduced. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.

Risks Related to Our Relationships and Other Key Suppliers

We rely significantly on certain vendors and suppliers, which could adversely affect our business, financial condition or results of operations.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as the embedded grills in our tables. For this specialized equipment, we rely on Fast Fabrications, LLC, or Fast Fabrications, as one of our primary suppliers. U.S. Foods, an unrelated third party, provided us with food products equaling approximately 36.0% and 57.6% of our total food and beverage costs in 2023 and 2022, respectively. Pacific Global Distribution, Inc., or Pacific Global, a subsidiary of a related party, provided restaurant supplies such as tableware, napkins, soda, and sauces, and accounted for approximately 16.4% and 21.2% of total operating expenses in 2023 and 2022, respectively. Wise Universal Inc., or Wise Universal, provided us with food products and supplies equaling approximately 21.3% and 32.5% of our total food and beverage costs in 2023 and 2022, respectively. Each of Fast Fabrications, Pacific Global and Wise Universal are controlled by parties affiliated with the Company. See Part II, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information on our relationship with these suppliers. We do not currently control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. In addition, we did not have written contracts with any of any suppliers until the third quarter of 2023. During the third quarter of 2023, we signed a contract with a specific vendor, Sysco Los Angeles, Inc., or Sysco, for all of our restaurant food products. If Sysco is unable to satisfy our product requirements and we turn to another supplier, they may demand terms that are more advantageous to them at a higher cost to us. Sysco accounted for approximately 15.1% of food costs for the year 2023. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, if our informal arrangements with our suppliers break down or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

In addition, we use various third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to business process service providers. The failure of such vendors to fulfill their obligations could disrupt our operations. Additionally, any changes we may make to the services we obtain from our vendors, or new vendors we employ, may disrupt our operations. These disruptions could materially adversely affect our business, financial condition or results of operations.

Changes in food and supply costs could adversely affect our business, financial condition or results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, pork, poultry, and seafood, could also adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.

Failure to receive frequent deliveries of fresh food ingredients and other supplies could harm our business, financial condition or results of operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our business, financial condition or results of operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

In addition, our approach to competing in the restaurant industry depends in large part on our continued ability to provide authentic and traditional Korean cuisine that is free from artificial ingredients. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. We could face difficulties to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis.

Other Commercial, Operational, Financial and Regulatory Risks

We face intense competition, and if we are unable to continue to compete effectively in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete, our business, financial condition and results of operations would be adversely affected.

The restaurant and retail industries are intensely competitive, and we face many well-established competitors. We compete within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers. We face significant competition from a variety of casual dining restaurants offering both Asian and non-Asian cuisine, as well as takeout offerings from grocery stores and other outlets where Asian food is sold. These segments are highly competitive with respect to, among other things, product quality, dining experience, ambience, location, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new locations. These competitors may have, among other things, chefs who are widely known to the public that may generate more notoriety for those competitors as compared to our brand. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.

Several of our competitors offering Asian and related choices may look to compete with us on price, quality and service. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations. Although the impact could be short-term, our future results could be impacted again by the opening of other Asian concept restaurants close to our locations, particularly if such Asian concept restaurants are “all you can eat.” The presence of additional “all you can eat” Asian restaurants near our locations could have a negative impact on our results of operations.

We face competition as a result of the convergence of grocery, deli, retail and restaurant services, particularly in the supermarket industry. We also face competition from various off-premise meal replacement offerings including, but not limited to, home meal kits delivery, third party meal delivery and catering and the rapid growth of these channels by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. We anticipate that intense competition will continue with respect to all of the factors described above.

We also compete with other restaurant chains and other retail businesses for quality site locations, management and hourly employees, and other aspects of our operations that could affect both the availability and cost of these important resources. If we are unable to continue to compete effectively, our business, financial condition and results of operations would be adversely affected.

Changes in economic conditions could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.

The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Sales in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out.

Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative restaurant sales, which could materially adversely affect our business, financial condition or results of operations.

Food safety and food-borne illness concerns as well as outbreaks of flu, viruses or other diseases could have an adverse effect on our business, financial condition or results of operations.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of food-borne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.

Additionally, consumer preferences could be affected by health concerns about the consumption of meat, specifically beef, a key ingredient used in our restaurants. For example, if a pathogen, such as “mad cow disease,” or other bacteria or parasite infects the food supply (or is believed to have infected the food supply), regardless of whether our supply chain is affected, guests may actively avoid consuming certain ingredients. Negative publicity surrounding such an infection in the food supply, whether related to one of our restaurants or to a competitor in our industry, may have an adverse impact on demand for our food.

If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings and laws and regulations affecting permissible ingredients and menu offerings. For example, a number of jurisdictions have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and may experience higher costs associated with the implementation of those changes. These changes could also adversely affect the attractiveness of our restaurants to new or returning guests. We cannot predict the impact of any new nutrition labeling requirements. The risks and costs associated with nutritional disclosures on our menus could impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

We may not be able to effectively respond to changes in consumer health perceptions, successfully implement the nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.

We rely significantly on the operation of our equipment, and any mechanical failure could prevent us from effectively operating our restaurants.

The operation of our restaurants relies on technology and equipment such as the grills and ventilation systems located at each table. Our ability to safely, efficiently and effectively manage our restaurants depends significantly on the reliability and capacity of these systems. Mechanical failures and our inability to service such equipment in a timely manner could result in delays in customer service and reduce efficiency of our restaurant operations, including a loss of sales. Remediation of such problems could result in significant, unplanned capital investments and any equipment failure may have an adverse effect on our business, financial condition or results of operations due to our reliance on such equipment.

Additionally, customers use our equipment to cook and prepare portions of their meals. Customers may not correctly cook the food they are preparing and/or may improperly use our cooking equipment which could lead to illness, injury or damage to customers’ personal property. Any such result could expose us to litigation and negative publicity. Consumer demand for our restaurant could be impacted by an incident of bodily injury or damage to property. If consumer confidence in our restaurants or brand is diminished due to any such incident, we may experience lower sales and adverse effects to our business, financial condition or results of operations.

The loss of any registered trademark or other intellectual property or our failure to maximize or successfully assert our intellectual property rights could enable other companies to compete more effectively with us.

We utilize intellectual property in our business. Our trademarks and service marks are valuable assets that reinforce our brand and consumers’ favorable perception of our restaurants. We have invested a significant amount of money in establishing and promoting our trademarked brands. Our continued success depends, to a significant degree, upon our ability to maximize, protect and preserve our intellectual property.

We rely on confidentiality agreements and trademark law to protect our intellectual property rights. Our confidentiality agreements with our team members and certain of our consultants, contract employees, suppliers and independent contractors, generally require that all information made known to them be kept strictly confidential. As a result, we may not be able to prevent others from independently developing and using similar branding.

We also have trademark registrations both in the U.S. and internationally. We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

Our marketing programs may not be successful, and our advertising campaigns and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition or results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business, financial condition or results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs),mini-blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.

Our success is dependent in part upon our ability to maintain and enhance the value of our brand and consumers’ connection to our brand. We may, from time to time, be faced with negative publicity relating to food quality, restaurant facilities, guest complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, thereby causing an adverse effect on our business, financial condition or results of operations. A similar risk exists with respect to unrelated food service businesses, if consumers associate those businesses with our own operations.

The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be adverse to our interests and/or may be inaccurate. The dissemination of inaccurate or irresponsible information online could harm our business, reputation, prospects, financial condition, or results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, financial condition or results of operations. Consumer demand for our restaurants and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our restaurants, which would likely result in lower sales and could materially adversely affect our business, financial condition or results of operations.

We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

We do not own any real property, and lease all of our restaurant locations. Payments under our operating leases account for a significant portion of our expenses and we expect the new restaurants we open in the future will similarly be leased. The majority of our leases have lease terms of five to ten years, exclusive of customary extensions which are at our option. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs as well as impairment of property and equipment. Furthermore, if we fail to negotiate renewals, we may incur additional costs associated with moving transferable furniture, fixtures and equipment. These potential increased occupancy and moving costs, as well as closures of restaurants, could materially adversely affect our business, financial condition or results of operations.

Macroeconomic conditions, including economic downturns, may cause landlords of our leases to be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances or satisfy other lease covenants to us. In addition, tenants at shopping centers in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our restaurants. All of these factors could have a material adverse impact on our business, financial condition or results of operations.

We may need capital in the future, and we may not be able to raise that capital on favorable terms.

Developing our business will require significant capital in the future. To meet our capital needs, we expect to rely on our cash flows from operations, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions under term loans or other debt documents we may enter into. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Additionally, any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

Our Paycheck Protection Program loan and our applications for such loans could in the future be determined to have been impermissible or could result in damage to our reputation.

Between April and June 2020, we received proceeds of $9.5 million from loans, or the 2020 PPP Loans, under the Paycheck Protection Program of the CARES Act, of which $9.2 million was forgiven between May and August 2021, which we used to retain current employees, maintain payroll and make lease and utility payments. During 2021, we entered into several additional PPP loan agreements, providing for an additional aggregate loan amount of $13.5 million, or the 2021 PPP Loans, and together with the 2020 PPP Loans, the PPP Loans. All of the 2021 PPP Loans were forgiven during 2021 and in the first quarter of 2022. In addition, the Company has received approximately $16.8 million from the Restaurant Revitalization Fund, or the RRF Grant, under The American Rescue Plan Act of 2021.

In order to apply for the PPP Loans, we were required to certify, among other things, that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loans, and that our receipt of the PPP Loans is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loans, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loans, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loans, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans in their entirety. Additionally, the funds provided by the RRF Grant must be used for specific purposes, and we were required to provide use of funds validations on an annual basis through March 2023 regarding our use of the funds. If the SBA determines we used our RRF Grant funds on ineligible expenses, we may be required to return certain funds. In addition, receipt of a PPP Loan and/or the RRF Grant may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we face labor shortages, increased labor costs or unionization activities, our growth, business, financial condition and operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in federal, state or local minimum wage rates or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Personal or public health concerns might make some existing employees or potential candidates reluctant to work in enclosed restaurant environments. Our failure to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected, thereby adversely affecting our business, financial condition or results of operations. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by a failure to obtain visas or work permits or to properly verify the employment eligibility of our employees.

Some of our employees’ ability to work in the United States depends on obtaining and maintaining necessary visas and work permits. On certain occasions we have been, and in the future we may be, unable to obtain visas or work permits to bring necessary employees to the United States for any number of reasons including, among others, limits set by the U.S. Department of Homeland Security or the U.S. Department of State.

Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in states in which participation is required, and we plan to introduce its use across all our restaurants. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.

Labor disputes may disrupt our operations and affect our profitability, thereby causing a material adverse effect on our business, financial condition or results of operations.

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Any future actions if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control. We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. From January 1, 2022 to January 1, 2023, the State of California had a minimum wage of $15.00 per hour. This minimum wage increased as of January 1, 2023 to $15.50 per hour, and further increased to $16.00 beginning January 1, 2024. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Any federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which could have a materially adverse effect on our business, financial condition or results of operations. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

Changes in employment laws may adversely affect our business, financial condition, results of operations or cash flow.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•
minimum wages;
•
tips and gratuities;
•
mandatory health benefits;
•
vacation accruals;
•
paid leaves of absence, including paid sick leave; and
•
tax reporting.

Failure to obtain and maintain required licenses and permits or to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business, financial condition or results of operations.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time.

The failure to obtain and maintain licenses, permits and approvals relating to such regulations could adversely affect our business, financial condition or results of operations. Typically, licenses must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business, financial condition or results of operations.

Alcoholic beverage control regulations generally require our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our business, financial condition or results of operations.

Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.

We are subject to various federal, state and local regulations. Our restaurants are subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to the U.S. Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material.

Our operations are also subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws that govern these and other employment law matters. In addition, federal, state and local proposals related to paid sick leave or similar matters could, if implemented, materially adversely affect our business, financial condition or results of operations.

Compliance with environmental laws may negatively affect our business.

We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Environmental conditions relating to releases of hazardous substances at prior, existing or future restaurant sites could materially adversely affect our business, financial condition or results of operations.

Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

Failure to comply with anti-bribery or anti-corruption laws could adversely affect our reputation, business, financial condition or results of operations.

The U.S. Foreign Corrupt Practices Act and other similar applicable laws prohibiting bribery of government officials and other corrupt practices are the subject of increasing emphasis and enforcement around the world.

Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents, or other third parties will not take actions in violation of our policies or applicable law. Any such violations or suspected violations could subject us to civil or criminal penalties, including substantial fines and significant investigation costs, and could also materially damage our reputation, brands, expansion efforts and growth prospects, business, financial condition and results of operations. Publicity relating to any noncompliance or alleged noncompliance could also harm our reputation and adversely affect our business, financial condition or results of operations.

We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material monetary damages and other remedies.

Our guests may file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, or that we have problems with food quality or operations. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, equal opportunity, discrimination and similar matters, and we are presently subject to class action and other lawsuits with regard to certain of these matters and could become subject to additional class action or other lawsuits related to these or different matters in the future.

Additionally, we may be subject to claims regarding disputes with existing or future restaurant partners. We currently have a partner at our Honolulu, Hawaii restaurant location. Any disputes with this partner, or other partners, may cause issues for the business and operations of our Honolulu, Hawaii restaurant location or other restaurant locations.

In recent years, restaurant companies, including us, have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, and some restaurants have been subject to class action lawsuits in respect of such matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been brought alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. We have been named in lawsuits like this, and there can be no assurance that we will not be named in any such lawsuits in the future or that we would not be required to pay substantial expenses and/or damages.

Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment in excess of our insurance coverage for any claims could materially and adversely affect our business, financial condition or results of operations. Any adverse publicity resulting from these allegations may also materially and adversely affect our reputation or prospects, which in turn could materially adversely affect our business, financial condition or results of operations.

We are subject to state and local “dram shop” statutes, which may subject us to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our business, financial condition or results of operations. A judgment in such an action significantly in excess of, or not covered by, our insurance coverage could adversely affect our business, financial condition or results of operations. Further, adverse publicity resulting from any such allegations may adversely affect our business, financial condition or results of operations.

Our current insurance may not provide adequate levels of coverage against claims.

There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition or results of operations. In addition, our current insurance policies may not be adequate to protect us from liabilities that we incur in our business in areas such as workers’ compensation, general liability, auto and property. In the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain, insurance coverage could materially adversely affect our business, financial condition and results of operations. Failure to maintain adequate directors’ and officers’ insurance would likely adversely affect our ability to attract and retain qualified officers and directors.

Changes to accounting rules or regulations may adversely affect our business, financial condition or results of operations.

Changes to existing accounting rules or regulations may impact our business, financial condition or results of operations. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, accounting regulatory authorities have recently issued new accounting rules which require lessees to capitalize operating leases in their financial statements. Beginning January 1, 2022, this change required us to record significant operating lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could materially adversely affect our financial condition or results of operations.

Risks Related to Tax Matters

GEN Inc. will depend on distributions from GEN LLC to pay any taxes and other expenses, including payments under the Tax Receivable Agreement.

GEN Inc. is a holding company and, its only business is to act as the managing member of GEN LLC, and its only material assets are Class A units representing approximately 12.8% of the membership interests of GEN LLC (the underwriters exercised their option to purchase additional shares of Class A common stock in full). GEN Inc. does not have any independent means of generating revenue. We anticipate that GEN LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of GEN LLC. Accordingly, GEN Inc. will be required to pay income taxes on its allocable share of any net taxable income of GEN LLC. We intend to cause GEN LLC to make distributions to each of its members, including GEN Inc., in an amount intended to enable each member to pay applicable taxes on taxable income allocable to such member and to allow GEN Inc. to make payments under the Tax Receivable Agreement, which are expected to be substantial. In addition, GEN LLC will reimburse GEN Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, GEN Inc. shall receive a tax distribution calculated using the corporate rate before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members accordance with the GEN LLC Agreement. To the extent that GEN Inc. needs funds, and GEN LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect GEN Inc.’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to pay any dividends, if declared.

The Internal Revenue Service, or the IRS, might challenge the tax basis step-ups and other tax benefits we received in connection with our initial public offering and the related transactions and in connection with future acquisitions of GEN LLC units.

GEN Inc. may in the future acquire GEN LLC units in exchange for shares of our Class A common stock or, at our election, cash. Those acquisitions and exchanges are expected to result in increases in the tax basis of the assets of GEN LLC reflecting the difference between the price GEN Inc. pays to acquire GEN LLC units and the tax basis of the assets of GEN LLC at the time of the acquisition. These increases in tax basis are expected to increase (for tax purposes) GEN Inc.’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that GEN Inc. would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. Additionally, GEN Inc.’s ability to benefit from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our ultimate cash tax savings.

GEN Inc. will be required to pay over to members of GEN LLC most of the tax benefits GEN Inc. receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of GEN LLC in the future, and the amount of those payments are expected to be substantial.

GEN Inc. entered into the Tax Receivable Agreement with members of GEN LLC (not including GEN Inc.). The Tax Receivable Agreement provides for payment by GEN Inc. to members of GEN LLC or their permitted assignees (not including GEN Inc.) of 85% of the amount of the net cash tax savings, if any, that GEN Inc. realizes (or, under certain circumstances, is deemed to realize) as a result of (i) increases in tax basis (and utilization of certain other tax benefits) resulting from GEN Inc.’s acquisition of a member’s GEN LLC units in future exchanges and (ii) any payments GEN Inc. makes under the Tax Receivable Agreement (including tax benefits related to imputed interest). Generally, payments under the Tax Receivable Agreement will be made to certain members of GEN LLC pursuant to the terms of the Tax Receivable Agreement. Such payments will reduce the cash provided by the tax savings previously described that would otherwise have been available to GEN Inc. for other uses, including reinvestment or dividends to GEN Inc. Class A stockholders. GEN Inc. will retain the benefit of the remaining 15% of these net cash tax savings.

The term of the Tax Receivable Agreement commenced upon the completion of our initial public offering and will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, GEN Inc. will be required to make the termination payment specified in the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are not conditioned upon a recipient’s continued ownership in GEN LLC or GEN Inc. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Based on certain assumptions, including no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased amortization of our assets and the net operating losses (and similar items), we expect that future payments to the holders of rights under the Tax Receivable Agreement will equal $99.6 million in the aggregate, based on the price of our Class A common stock of $12.00 per share, although the actual future payments to the members of GEN LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from GEN LLC in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of GEN Inc.’s income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that GEN Inc. may have made under the Tax Receivable Agreement and the portion of GEN Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of GEN LLC attributable to the acquired or exchanged GEN LLC interests, and certain other tax benefits, the payments that GEN Inc. will be required to make to the holders of rights under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits GEN Inc. receives in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to GEN Inc. by GEN LLC are not sufficient to permit GEN Inc. to make payments under the Tax Receivable Agreement.

In certain circumstances, including at our option, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that GEN Inc. actually realizes.

The Tax Receivable Agreement provides that if (i) GEN Inc. exercises its right to early termination of the Tax Receivable Agreement in whole(that is, with respect to all benefits due to all beneficiaries under the Tax Receivable

Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) GEN Inc. experiences certain changes in control,(iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) GEN Inc. fails (subject to certain exceptions) to make a payment under the Tax Receivable Agreement or (v) GEN Inc. materially breaches its obligations under the Tax Receivable Agreement, in each of (iii), (iv) and (v), if such failure is not cured within 90 days, GEN Inc. will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by GEN Inc. under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement. If we were to elect to terminate the Tax Receivable Agreement immediately after this offering, based on an initial public offering price of $12.00 per share of our Class A Common Stock, we estimate that we would be required to pay approximately $56.6 million in the aggregate under the Tax Receivable Agreement. We note, however, that the analysis set forth above assumes no material changes in the relevant tax law. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by GEN Inc. under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal (SOFR) plus 400 basis points.

Moreover, as a result of an elective early termination, a change in control or GEN Inc.’s material breach of its obligations under the Tax Receivable Agreement, GEN Inc. could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings under that Tax Receivable Agreement. Thus, GEN Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such a challenge. GEN Inc. will not be reimbursed for any payments previously made under either of the Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that GEN Inc. actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and GEN Inc. may not be able to recoup those payments, which could adversely affect GEN Inc.’s financial condition and liquidity.

In certain circumstances, GEN LLC will be required to make distributions to us and the other members of GEN LLC, and the distributions that GEN LLC will be required to make may be substantial.

GEN LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is generally not directly subject to U.S. federal income tax. Instead, taxable income will be allocated to members, including GEN Inc. Pursuant to the GEN LLC Agreement, GEN LLC will make tax distributions to its members, including GEN Inc., which generally will be made pro rata based on the ownership of GEN LLC units, calculated using an assumed tax rate, to help each of the members to pay taxes on that member’s allocable share of GEN LLC’s net taxable income. Under applicable tax rules, GEN LLC is required to allocate net taxable income disproportionately to its members in certain circumstances, and GEN LLC may be required to make tax distributions that, in the aggregate, exceed the aggregate amount of taxes payable by its members with respect to the allocation of GEN LLC income.

Funds used by GEN LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions GEN LLC will be required to make may be substantial, and may significantly exceed (as a percentage of GEN LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments may significantly exceed the actual tax liability for many of the existing members of GEN LLC. Any tax distributions made to the members of GEN LLC are treated as an advance against, and will reduce, future distributions.

As a result of potential differences in the amount of net taxable income allocable to us and to the members of GEN LLC, as well as the use of an assumed tax rate in calculating GEN LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our Class A common stockholders or by applying them to other corporate purposes.

Future changes to tax laws or our effective tax rate could materially and adversely affect our company and reduce net returns to our stockholders.

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.

Our businesses are subject to income taxation in the United States. Tax rates at the federal, state and local levels may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. GEN LLC (or any of its applicable subsidiaries or other entities in which GEN LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and GEN Inc., as a member of GEN LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in GEN LLC (or any of its applicable subsidiaries or other entities in which GEN LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

Under certain circumstances, GEN LLC or an entity in which GEN LLC directly or indirectly invests and that is treated as a partnership for tax purposes may be eligible to make an election to cause members of GEN LLC (or such other entity) to take into account the amount of any understatement, including any interest and penalties, in accordance with such member’s share in GEN LLC in the year under audit. We will decide whether or not to cause GEN LLC to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which GEN LLC directly or indirectly invests, such decision may be outside of our control. If

GEN LLC or an entity in which GEN LLC directly or indirectly invests does not make this election, the then-current members of GEN LLC (including GEN Inc.) could economically bear the burden of the understatement.

If GEN LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, GEN Inc. and GEN LLC might be subject to potentially significant tax inefficiencies, and GEN Inc. would not be able to recover payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that GEN LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of GEN LLC units pursuant to the GEN LLC Agreement or other transfers of GEN LLC units could cause GEN LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If GEN LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for GEN Inc. and GEN LLC, including as a result of GEN Inc.’s inability to file a consolidated U.S. federal income tax return with GEN LLC. In addition, GEN Inc. may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of GEN LLC’s assets) were subsequently determined to have been unavailable.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock is likely to be volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•
announcements of new restaurants, commercial relationships, acquisitions or other events by us or our competitors;
•
price and volume fluctuations in the overall stock market from time to time;
•
significant volatility in the market price and trading volume of restaurant companies in general;
•
addition or loss of significant customers or other developments with respect to significant customers;
•
fluctuations in the trading volume of our shares or the size of our public float;
•
actual or anticipated changes or fluctuations in our operating results;
•
whether our operating results meet the expectations of securities analysts or investors;
•
actual or anticipated changes in the expectations of investors or securities analysts;
•
litigation involving us, our industry, or both;
•
regulatory developments in the United States, foreign countries, or both applicable to our products;
•
general economic conditions and trends;
•
major catastrophic events;
•
lockup releases or sales of large blocks of our Class A common stock;
•
departures of key employees; or

•
an adverse impact on the company from any of the other risks cited in this Annual Report.

In addition, if the stock market for restaurant companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many restaurant companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.

Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitle its holder to ten votes on all matters to be voted on by stockholders. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.

Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.

Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

Pursuant to a registration rights agreement, holders of our Class B common stock have rights to require us to file registration statements covering the sale of shares of Class A common stock issuable upon exchange of the corresponding Class B units or to include such shares in registration statements that we may file for ourselves or other stockholder. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

We filed a registration statement on Form S-8 under the Securities Act to register the 4,000,000 shares of Class A common stock reserved for issuance under our 2023 Equity Incentive Plan (the “Plan”). The Plan provides for automatic increases in the shares reserved for grant or issuance under the Plan which could result in additional dilution to our stockholders. These shares can be freely sold in the public market upon issuance and vesting, subject to restrictions provided under the terms of the Plan and/or the award agreements entered into with participants.

We are a “controlled company” within the meaning of the listing standards of the Nasdaq Stock Market, or the Exchange, and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. While we continue to rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our co-founders control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the Exchange. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

As a result of these exemptions, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and our directors may not be nominated or selected entirely by independent directors.

Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Exchange.

Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.

Our co-founders control more than 50% of the voting power of our common stock in the election of directors. This control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have no present intention to pay any cash dividends on our common stock in the foreseeable future. We will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our charter documents and the Delaware General Corporation Law, or the DGCL, could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•
our board of directors are classified into three classes of directors with staggered three-year terms;
•
directors are only able to be removed from office for cause and with the affirmative vote of at least a majority of the voting power of all shares of our common stock then outstanding;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
prohibit stockholder action by written consent, which requires stockholder actions to be taken at a meeting of our stockholders;
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•
provide the board of directors with sole authorization to establish the number of directors and fill director vacancies;
•
certain provisions of our amended and restated certificate may only be amended with the approval of at least 662/3% of the voting power of all shares of our common stock then outstanding;
•
the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws and that our stockholders may amend our bylaws only with the approval of at least 662/3% of the voting power of all shares of our common stock then outstanding; and

•
special meetings of the stockholders may not be called at the request of stockholders.

In addition, as a Delaware corporation, we are subject to Section 203 of the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time. In addition, debt instruments we may enter into in the future may include provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. In addition, our amended and restated certificate of incorporation provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware, or federal courts, in the case of claims arising under the Securities Act. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

General Risk Factors

Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.

We have a $20.0 million revolving line of credit with Pacific City Bank. As of December 31, 2023, the aggregate principal amount of our debt outstanding under this line of credit was $0, although we have the ability to increase borrowings under this line of credit, subject to satisfaction of the conditions contained in the loan agreement.

We have outstanding Economic Injury Disaster, or EID, loans in the aggregate amount of $4.4 million, due in 2050 and 2051. We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our growth.

Our existing and any future indebtedness could have important consequences, including:

•
making it more difficult for us to make payments on our existing indebtedness;
•
increasing our vulnerability to general economic and industry conditions;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•
exposing us to the risk of increased interest rates on our borrowings under our promissory note, which is at variable rates of interest;
•
limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•
limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our ability to make payments on debt, to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described in this Annual Report. Our financial condition, including our ability to make payments on our debt, is also subject to external factors such as interest rates, the level of lending activity in the credit markets and other external industry-specific and more general external factors, including those described in this Annual Report.

We may not be able to borrow additional financing or to refinance our current debt or other indebtedness we may incur in the future, if required, on commercially reasonable terms, if at all.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight will be required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules, and regulations that govern public companies. These are significant obligations we will now be subject to relating to reporting procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results, and financial condition.

We have identified two material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely, accurate and reliable financial statements would be impaired.

We have identified two material weaknesses in our internal control over financial reporting that we are currently working to remediate. The first material weakness relates to a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group’s operating entities resulting in material audit adjustment and significant post-closing adjustments. The second material weakness relates to an inadequate design of our information technology controls and inappropriate access by members of our finance team, primarily due to our accounting system’s open architecture and a lack of segregation of duties within our finance team. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Our management is in the process of developing and implementing remediation plans, including operation improvements designed to limit journal entries as well as implementing an accounting system with a closed architecture. The material weaknesses will be considered remediated when we design and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the Company’s internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by the Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure requirement applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and a “smaller reporting company,” as defined under the Exchange Act. As an emerging growth company and a smaller reporting company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
presenting only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•
reduced disclosure about our executive compensation arrangements;

•
exemption from the requirements to hold non-binding stockholder advisory votes on executive compensation or golden parachute arrangements;
•
extended transition periods for complying with new or revised accounting standards;
•
exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and
•
exemption from complying with any requirement that may be adopted by the PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are also a “smaller reporting company,” as defined in the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies and smaller reporting companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our shares price may be more volatile.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Exchange.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes- Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K (December 31, 2024). Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.

If securities or industry analysts publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock will partially depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports rely on or employ projections of consumer adoption and incorporate data from secondary sources such as company websites as well as industry, trade and government publications. While our estimates of market size and expected growth of our market were made in good faith and are based on assumptions and estimates we believe to be reasonable, these estimates may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecast in this Annual Report, our business could fail to grow at the rate we anticipate, if at all.

Failure to retain our senior management may adversely affect our operations.

Our success is substantially dependent on the continued service of certain members of our senior management. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, customers and consumers. We also rely on our leadership team for operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. The loss of the services of any of these executives or other key employees could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We also currently have co-CEOs, and this management structure could be cumbersome and lead to disagreements at the management level. Furthermore, certain agreements between us and our co-CEOs could give rise to claims by us against our co-CEOs in certain circumstances. We carry key-person life insurance for our senior executives. To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. We might not be successful in continuing to attract and retain qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition or results of operations.

A breach of security of confidential consumer information related to our electronic processing of credit and debit card transactions, as well as a breach of security of our employee information, could substantially affect our reputation, business, financial condition, or results of operations.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our business, financial condition or results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and could substantially affect our reputation and business, financial condition or results of operations.

In addition, our business requires the collection, transmission and retention of large volumes of guest and employee data, including personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information is regulated at the federal and state levels, as well as at the international level, in which regulatory requirements have been increasing. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. As our environment continues to evolve in the digital age and reliance upon new technologies becomes more prevalent, it is imperative we secure the privacy and sensitive information we collect. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage all of which could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems and any inadequacy, failure, or interruption of those systems may harm our ability to effectively operate our business.

We are dependent on various information technology systems, including, but not limited to, point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. No operational applications are physically hosted on our premises, although we do manage internal file servers. Most of our applications are operated in the cloud, either as Software as a Service (SaaS) platforms or hosted services. Key third-party, cloud-based systems include Microsoft OneDrive for document storing, sharing and collaboration and other platforms to manage activities including, but not limited to, payroll and personnel data. We also use Revel for our point-of-sale (POS) system and QuickBooks. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures and viruses and security breaches. Any such damage or interruption could have a material adverse effect on our business.

We expect to implement new information technology systems during 2024. Implementations of new systems are often complex and time-consuming, and the use of any new systems involve risks inherent to conversion to a new system. These risks include loss of information, the compromise of data integrity and the potential disruption of our normal business operations. The implementation process may be disruptive if the new information technology systems do not work as planned, or if we experience issues relating to the new technology. Any disruption to our normal business operations and/or our failure to manage such disruptions could have a material adverse effect on our business.

Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations and obligations could harm our business.

We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our customers and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is, and is likely to remain for the foreseeable future, varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

California also recently enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees) expanded rights to transparency, access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.

Further, some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.

With laws and regulations such as the CCPA/CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, there is a risk that the requirements of these or other laws and regulations, or of contractual or other obligations relating to privacy, data protection or information security, are interpreted or applied in a manner that is, or is alleged to be, inconsistent with our management and processing practices, our policies or procedures, or the features of our products and services. We may face challenges in addressing their requirements and making any necessary changes to our policies and practices, and we may find it necessary or appropriate to assume additional burdens with respect to data handling, to restrict our data processing or otherwise to modify our data handling practices and to incur significant costs and expenses in these efforts. Any failure or perceived failure by us to comply with our privacy policies, our privacy, data protection or information security-related obligations to customers or other third parties or any of our other legal obligations relating to privacy, data protection or information security may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

Additionally, if third parties we work with violate applicable laws or regulations or out contracts and policies, such violations may also put our customers’, supplies’ or other third parties’ content and personal information at risk and could in turn have an adverse effect on our business. Any significant change to applicable privacy laws or relevant industry practices could increase our costs and require us to modify our platform, applications and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process customer data or develop new applications and features.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company works third party companies to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.

The Company recognizes the importance of maintaining our technology and data systems. Our cybersecurity policies, standards, processes, and practices are integrated across our operational departments.

Cybersecurity Risk Management and Strategy

As one of the elements of our overall risk management program, we focus on the following key areas:

•
Technical Safeguards: We deploy technical safeguards, including by not limited to firewalls, anti-malware functionality and access controls.
•
Outside Consultants: We utilize outside consultants, including contractors and other third parties, to among other things, conduct regular testing of our networks and systems to identify vulnerabilities through penetration testing, while also measuring and advising on potential improvements to our incident prevention, response, and documentation procedures.

We have not encountered cybersecurity threats or experienced previously cybersecurity incidents that have materially affected or that we believe are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Board of Directors Oversight

Our Board is aware of the critical nature of managing risks associated with cybersecurity threats. Management works with our Board to establish oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence. The Board has delegated to our Audit Committee the primary responsibility for oversight of cybersecurity risks.

Management’s Role Managing Risk

Our Co-CEOs, CFO, and IT Manager play a primary role in informing the Audit Committee on cybersecurity risks. Our IT Manager has 7 years of experience with the Company, which includes managing cybersecurity. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results of the work of our outside consultants. They will provide briefings to the Audit Committee on a periodic basis regarding cybersecurity matters, including but not limited to the following:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reporting, if any, and learning from any cybersecurity events;
•
Risk mitigation efforts and insurance, and
•
Compliance with regulatory requirements and industry standard.

Item 2. Properties.

As of December 31, 2023, there were 37 restaurants owned and operated by Gen Restaurant Group, Inc. Our main office is located at 11480 South Street, Suite 205, Cerritos, CA 90703 and our telephone number is (562) 356-9929. We lease our main office and substantially all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 1. “Organization and Description of Business” and Note 11. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The table below shows the locations of our restaurants as of December 31, 2023:

City	State	Opened	City	State	Opened
Tustin	CA	Sep-11	Las Vegas/Sahara	NV	Dec-17
Huntington Beach	CA	Nov-12	Concord	CA	Jan-18
Alhambra	CA	Dec-12	Westgate	CA	Jan-18
Oxnard	CA	Jun-13	San Diego	CA	May-18
Cerritos	CA	Jan-14	Mountain View	CA	Nov-18
Torrance	CA	Aug-14	Sacramento	CA	Mar-19
Rancho Cucamonga	CA	Dec-14	Pearlridge	HI	Apr-19
San Jose	CA	Aug-15	Frisco	TX	Jun-19
Henderson	NV	Aug-15	Houston	TX	Oct-19
West Covina	CA	Sep-15	Webster	TX	May-22
Corona	CA	Dec-15	Las Vegas/Miracle Mile	NV	Jun-22
Northridge	CA	Dec-15	New York	NY	Dec-22
Chino Hills	CA	Apr-16	Cerritos	CA	Apr-23
Carrollton	TX	Sep-16	Chandler	AZ	Jun-23
Honolulu	HI	Mar-17	Fort Lauderdale	FL	Jun-23
Glendale	CA	Mar-17	Westheimer	TX	Oct-23
Fullerton	CA	Jul-17	Kapolei	HI	Nov-23
Fremont	CA	Aug-17	Arlington	TX	Dec-23
Tempe	AZ	Sep-17

Item 3. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ stock exchange under the symbol “GENK.”

As of February 5, 2024, there were approximately four shareholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

Dividend Policy

We are not required to pay any dividends and have not declared or paid any cash dividends on our common stock. We intend to continue to retain earnings for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part II, Item 8 of this Annual Report on Form 10-K, and with the audited consolidated financial statements and related notes of GEN Restaurant Companies, LLC (the “Operating Company”) for the years ended December 31, 2023 and 2022.. The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions (as defined in Note 1 to such consolidated financial statements) and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 37 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York and Florida. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. Our new restaurants opened prior to 2022 have generated average Payback Periods of approximately 1.7. Restaurants range in size from 4.7 thousand to 12 thousand square feet, and are typically located in high-activity commercial areas.

Business Trends

Although we temporarily paused our new restaurant opening plans during the pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2022, we opened three new restaurants and during 2023 we opened six new restaurants. As of December 31, 2023 we have entered into leases for additional eleven new restaurant locations for openings during 2024 and thereafter. These locations are in Maui, Hawaii, Orlando, Florida, Austin, Texas, Dallas Texas, Seattle, Washington, Portland, Oregon, Jacksonville, Florida, New York (Sixth Street), NY, San Antonio, Texas, Bayside (Queens), New York, and Austin, Texas. The six restaurants opened during 2023 were Kapolei, Hawaii, Westheimer Road in Houston, Texas Arlington, Texas, Cerritos, California, Chandler, Arizona and Fort Lauderdale, Florida. We currently expect to open seven to eight other locations during 2024. Future sales and profitability levels of our restaurants and our ability to successfully implement our growth strategy in the near term, however, remain uncertain, as the full impact and duration of the pandemic continues to evolve.

Recent Events Concerning Our Financial Position

We have received approximately $16.8 million in Restaurant Revitalization Fund, or RRF, grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2022 and December 31, 2023. During 2022, we received notices of forgiveness of $0.4 million related to the PPP Loans and recorded it as a “Gain on extinguishment of debt” in 2022. During the year ended December 31, 2022 we received $2.6 million in additional EIDL loans. There are no additional EIDL loans expected. The EIDL loans mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDL loans are from $700 to $9,770.

During 2022, we entered into a new line of credit for $8.0 million with Pacific City Bank with the funds used to pay off related party loans payable. On August 16, 2023, the Company paid the outstanding balance on the line of credit and the related interest payable in full reflecting a balance at December 31, 2023 of $0. The line of credit matured in September 2023, and had a variable interest rate defined as the Wall Street Journal Prime Rate plus 1.75%, which resulted in an interest rate of 9.25% as of December 31, 2022 and 10.25% as of August 16, 2023.

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2024 and bears interest at a variable rate per annum equal to 8.750% as of December 31, 2023. No amounts have been borrowed under the line of credit as of December 31, 2023.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, income taxes, depreciation and amortization, stock-based compensation, and consulting fees paid to a related party, and we also exclude non-recurring items such as gain on extinguishment of debt, RRF grants, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

Average Unit Volume

“Average Unit Volume” or “AUV” means the average annual restaurant sales for all restaurants open for a full 12 months before the end of the period measured. AUV is calculated by dividing annual revenue for the year presented for all such restaurants by the total number of restaurants in that base. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUV for the year ended December 31, 2023 and December 31, 2022 :

	Year Ended December 31,
	2023	2022
(in thousands)
Average Unit Volume	$5,875	$5,900

Comparable Restaurant Sales Change

Comparable restaurant sales change refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 12 full months prior to the accounting period presented. Once a restaurant has been open 12 full months, it must have had continuous operations during both the current period and the prior year period being measured to remain a comparable restaurant. If operations were to be substantially impacted by unusual events that closed the location or significantly changed its capacity, that location is excluded from the comparable sales calculation until it has been operating continuously under normal conditions for both the current period and the prior year comparison period.

	Year Ended December 31,
	2023	2022
Comparable restaurant sales change (%)	0.6%	N/A
Comparable restaurant base	29	N/A

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales change is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2020 and 2021 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Restaurant activity
Beginning of period	31	28
Openings	6	3
Closings	—	—
End of period	37	31

Revenue Per Square Foot

“Revenue per square foot” means the restaurant sales for all restaurants opened a full 12 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenue per square foot	$862	$890

Components of Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants and, to a minor extent, through our online portal. Restaurant revenues in a given period are directly impacted by the number of restaurants we operate, menu pricing, the number of customers visiting and comparable restaurant sales change.

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

Consulting fees — related party. Consulting fees include expenses paid to a related party entity, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services were for 21 of the restaurants, and such consulting fees were only paid to the extent we had adequate resources. Following our IPO, these consulting fees were eliminated as services transitioned to us, although corporate general and administrative expenses have increased correspondingly.

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

Restaurant revitalization fund grant. During 2021, we received $16.8 million of grants under the Restaurant Revitalization Fund, of which $13.0 million was recognized in income and $3.8 million was deferred as of December 31, 2022 and December 31, 2023. We do not anticipate receiving additional funds under this program.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended December 31, 2023 and December 31, 2022, $0 and $949 thousand, respectively, of these credits were received and recorded, and during the year ended December 31, 2023, and December 31, 2022, $2.5 million and $3.5 million, respectively, of these credits were received and recorded.

Aborted deferred IPO costs written off. Costs related to an aborted IPO consist of direct and incremental costs such as accounting, consulting, legal and printing fees that were incurred in connection with an IPO process in which we had planned to register and quote our Common Stock, which we did not complete in 2022 due to market conditions and therefore wrote off the costs incurred through the end of 2022. Market conditions changed in 2023 allowing the process to begin again, with the 2023 IPO costs deferred on the balance sheet in 2023 and charged against stockholder's equity as a reduction of additional paid-in capital at the consummation of our initial public offering just prior to the end of June 2023.

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

Results of Operations for the years ended December 31, 2023 and December 31, 2022

The following table presents selected comparative results of operations from our audited financial statements for the year ended December 31, 2023 and December 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Year ended December 31,		Increase/(decrease)
(amounts in thousands)	2023	2022	Amount	%

Revenue	$181,007	$163,729	$17,278	10.6%
Restaurant operating expenses:
Food cost	58,322	54,357	3,965	7.3%
Payroll and benefits	56,889	48,866	8,023	16.4%
Occupancy expenses	14,653	12,110	2,543	21.0%
Operating expenses	18,043	15,019	3,024	20.1%
Depreciation and amortization	4,808	4,314	494	11.5%
Pre-opening Costs	3,680	1,455	2,225	152.9%
Total restaurant operating expenses	156,395	136,121	20,274	14.9%
General and administrative	12,937	7,988	4,949	62.0%
Consulting fees - related party	2,325	4,897	(2,572)	(52.5)%
Management fees	1,176	2,332	(1,156)	(49.6)%
Depreciation and amortization - corporate	84	39	45	115.4%
Total costs and expenses	172,917	151,377	21,540	14.2%
Income from operations	8,090	12,352	(4,262)	(34.5)%
Gain on extinguishment of debt	—	387	(387)	(100.0)%
Employee retention credits	2,483	3,532	(1,049)	(29.7)%
Aborted deferred IPO costs written off	—	(4,036)	4,036	(100.0)%
Other income (loss)	—	(835)	835	(100.0)%
Interest income (expense), net	347	(634)	981	(154.7)%
Equity in income of equity method investee	535	966	(431)	(44.6)%
Income before income taxes	11,455	11,732	(277)	(2.4)%
Provision for income taxes	(21)	—	(21)	100.0%
Net income	11,434	11,732	(298)	(2.5)%
Net Income attributable to noncontrolling interest	3,028	1,451	1,577	108.7%
Net income attributable to GEN Restaurant Group, Inc.	$8,406	$10,281	$(1,875)	(18.2)%

	% of Revenue
	Year ended December 31,
	2023	2022
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	32.2%	33.2%
Payroll and benefits	31.4%	29.8%
Occupancy expenses	8.1%	7.4%
Operating expenses	10.0%	9.2%
Depreciation and amortization	2.7%	2.6%
Pre-opening Costs	2.0%	0.9%
Total restaurant operating expenses	86.4%	83.1%
General and administrative	7.1%	4.9%
Consulting fees - related party	1.3%	3.0%
Management fees	0.6%	1.4%
Depreciation and amortization - corporate	0.0%	0.0%
Total costs and expenses	95.5%	92.5%
Income from operations	4.5%	7.5%
Gain on extinguishment of debt	-	0.2%
Employee retention credits	1.4%	2.2%
Aborted deferred IPO costs written off	0.0%	(2.5)%
Other income (loss)	0.0%	(0.5)%
Interest income (expense), net	0.2%	(0.4)%
Equity in income of equity method investee	0.3%	0.6%
Income before income taxes	6.3%	7.2%
Provision for income taxes	(0.0)%	0.0%
Net income	6.3%	7.2%
Net Income attributable to noncontrolling interest	1.7%	0.9%
Net income attributable to GEN Restaurant Group, Inc.	4.6%	6.3%

Revenues. Revenues were $181.0 million for the year ended December 31, 2023, compared to $163.7 million for the year ended December 31, 2022, an increase of $17.3 million, or 10.6%. This reflects revenue increases due largely to price increases in lunch and dinner menus in late 2022, as well as having 37 restaurants open in the year ended December 31, 2023 compared to 31 restaurants open in the year ended December 31, 2022.

Food costs. Food costs were $58.3 million for the year ended December 31, 2023, compared to $54.4 million for the year ended December 31, 2022, an increase of $3.9 million, or 7.3%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs decreased from 33.2% to 32.2%.

Payroll and benefits. Payroll and benefits costs were $56.9 million for the year ended December 31, 2023, compared to $48.9 million for the year ended December 31, 2022, an increase of $8.0 million, or 16.4%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 29.8% to 31.4%, reflecting inflationary payroll rate increases.

Occupancy expenses. Occupancy expenses were $14.7 million for the year ended December 31, 2023 compared to $12.1 million for the year ended December 31, 2022, an increase of $2.5 million, or 21.0%. The increase in occupancy expenses reflects the addition of six new locations in 2023. As a percentage of revenue, occupancy expenses were 8.1% in 2023 compared to 7.4% in 2022.

Operating expenses. Operating expenses were $18.0 million for the year ended December 31, 2023 compared to $15.0 million for the year ended December 31, 2022, an increase of $3.0 million, or 20.1%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.0% in 2023 and 9.2% in 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.8 million for the year ended December 31, 2023 and $4.3 million for the year ended December 31, 2022. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 2.7% in 2023 and 2.6% in 2022.

Pre-opening costs. Pre-opening costs were $3.6 million for the year ended December 31, 2023 compared to $1.5 million for the year ended December 31, 2022. This increase was due to more restaurants under development in 2023 than in 2022.

General and administrative expenses. General and administrative expenses were $12.9 million for the year ended December 31, 2023 compared to $8.0 million for the year ended December 31, 2022, an increase of $4.9 million, or 62.0%. As a percentage of revenue, general and administrative expenses increased from 4.9% in 2022 to 7.1% in 2023 as costs shifted post-IPO from consulting and management fees previously paid to related parties.

Consulting fees - related party. Consulting fees were $2.3 million for the year ended December 31, 2023 compared to $4.9 million for the year ended December 31, 2022, a decrease of $2.6 million or 52.5%. These fees were eliminated following the IPO in June 2023.

Management Fees. Management fees were $1.2 million for the year ended December 31, 2023 and $2.3 million for the year ended December 31, 2022. These were paid to a third-party entity and consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO in June 2023.

Gain on extinguishment of debt. During 2022 we received loan forgiveness from the SBA for PPP loans in the amount of $0.4 million. We do not anticipate receiving additional funds under this program.

Employee retention credits. During both the twelve month periods ended December 31, 2023 and December 31, 2022 we received employee retention credits from the IRS in the amount of $2.5 million and $3.5 million, respectively.

Aborted deferred IPO costs written off. During 2022 the Company wrote off $4.0 million of deferred IPO costs as market conditions prevented the execution of the IPO in 2022.

Other income (loss). During the year ended December 31, 2023 these expenses were $0. In the year ended December 31, 2022 the loss was $0.8 million consisting of legal accruals.

Interest expense, net. During 2023, interest expense, net, was $0.3 million in income compared to $0.6 million in expense in 2022. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO.

Equity in income of equity method investee. Equity in income of equity method investee was a gain of $0.5 million in 2023 compared to $1.0 million in 2022.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, income taxes, depreciation and amortization, stock-based compensation and consulting fees paid to a related party and we also exclude non-recurring items such as gain on extinguishment of debt, RRF grants, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measure depict normal recurring cash operating expenses essential to supporting the operations of our company.

The following table reconciles net income to Adjusted EBITDA for the year ended December 31, 2023 and December 31, 2022.

(amounts in thousands)	Year ended December 31,
	2023	2022
EBITDA:
Net income	$11,434	$11,732
Net Income Margin	6.3%	7.2%
Interest income (expense), net	(347)	634
Provision for income taxes	21	—
Depreciation and amortization	4,892	4,353
EBITDA	$16,000	$16,719
EBITDA Margin	8.8%	10.2%

Adjustments to EBITDA:
EBITDA	$16,000	$16,719
Stock-based compensation expense (1)	1,517	—
Gain on extinguishment of debt (2)	—	(387)
Consulting fees - related party (3)	2,325	4,897
Employee retention credits (4)	(2,483)	(3,532)
Litigation accrual (5)	—	869
Aborted deferred IPO costs written off	—	4,036
Non-cash lease expense (6)	379	261
Non-cash lease expense related to pre-opening costs (7)	1,110	1,095
Adjusted EBITDA	$18,848	$23,958
Adjusted EBITDA Margin	10.4%	14.6%

(1)
Stock-based compensation expense: During the year ended December 31, 2023, we incurred expenses related to the granting of Restricted Stock Units (“RSUs”) to employees. This was recorded in General and administrative expense.
(2)
Gain on extinguishment of debt: In the first quarter of 2022 we received loan forgiveness from the SBA related to the PPP Loans in the amount of $0.4 million. We do not anticipate receiving additional funds as the program has not been extended under the CARES Act.
(3)
Consulting fees—related party: These costs ended following the completion of the IPO in June 2023.
(4)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(5)
Litigation accruals: This is an accrual in 2022 related to a specific, one-time, litigation claim.
(6)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(7)
Non-cash lease expense related to pre-opening costs: Cost for stores in development in which the lease expense is greater than the contractual rent paid.

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

As with Adjusted EBITDA and Adjusted EBITDA Margin, we believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures depict normal, recurring cash operating expenses essential to supporting the operations of our restaurants.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the year ended December 31, 2023 and December 31, 2022:

(amounts in thousands)	Year ended December 31,
	2023	2022
Income from Operations	$8,090	$12,352
Income Margin from Operations	4.5%	7.5%
Depreciation and amortization	4,892	4,353
Pre-opening costs	3,680	1,455
General and administrative	12,937	7,988
Consulting fees - related party	2,325	4,897
Management fees	1,176	2,332
Non-cash lease expense	379	261
Restaurant-Level Adjusted EBITDA	$33,479	$33,638
Restaurant-Level Adjusted EBITDA Margin	18.5%	20.5%

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

Liquidity and Capital Resources

As of December 31, 2023 we had $32.6 million of cash and $5.5 million of working capital, which is calculated as current assets minus current liabilities, compared with $11.2 million of cash and ($22.5) million of working capital as of December 31, 2022. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO certain companies within GEN Restaurant Group made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the Reorganization, mandated annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We determined the amount of these distributions based on the operating cash flow of each such entity. During the year ended December 31, 2022, an aggregate of $29.5 million of distributions were made, and during the year ended December 31, 2023, an aggregate of $26.5 million of distributions were made.

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

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2023	2022
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$22,164	$23,399
Net cash (used in) provided by investing activities	(6,307)	2,571
Net cash provided by (used in) financing activities	5,579	(24,665)

Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023 was $22.2 million, the result of net income of $11.4 million, adjusted by non-cash charges of depreciation and amortization of $4.9 million, amortization of operating lease assets of $4.6 million and stock-based compensation of $1.5 million, offset by net cash outflows of approximately $0.3 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in prepaid expenses of $2.6 million and a decrease in operating lease liabilities of $3.1 million, partially offset by an increase in accounts payable of $3.0 million and a decrease in inventory of $2.1 million.

Net cash provided by operating activities during the year ended December 31, 2022 was $23.4 million, the result of net income of $11.7 million, adjusted by non-cash adjustments of $4.0 million due to aborted deferred IPO costs written off, $4.4 million for depreciation and amortization, $2.6 million in amortization of operating lease assets, and net cash inflows of approximately $1.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase of $2.0 million in accounts payable, and an increase of $1.7 million in other current liabilities, offset partially by a $1.4 million decrease in inventories and $1.4 million decrease in operating lease liabilities.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $6.3 million, reflecting $10.9 million in the net recovery of proceeds from advances made to a related party, offset by $17.2 million for the purchase of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2022 was $2.6 million, reflecting $10.7 million in the net recovery of proceeds from advances made to a related party, partially offset by $8.1 million for the purchase of property.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $5.6 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock in the IPO, offset partially by $26.5 million in member distributions, and payments on loans of $14.1 million.

Net cash used in financing activities during the year ended December 31, 2022 was $24.7 million, largely due to $29.2 million in member distributions, $7.7 million in payments on related party loans and $2.4 million in payments for deferred offering costs. These cash outflows were partially offset by $7.9 million in proceeds from third party loans, $3.5 million of proceeds from related party loans, $2.7 million received for PPP and EIDL loans and $2.4 million in advance from members.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2023:

	Payments Due by Period as of December 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(amounts in thousands)
Operating lease payments (1)	$175,113	$10,850	$22,752	$23,516	117,995
Finance lease payments (2)	125	124	1	—
Notes payable (3)	4,712	165	368	280	3,899
Notes payable interest (4)	2,920	187	344	313	2,076
Notes payable - related party (5)	1,197	1,197	—	—	—
Notes payable - related party interest (6)	176	176	—	—	—
Total Contractual obligations	$184,243	$12,699	$23,465	$24,109	$123,970

(1)
Represents future minimum lease payments for our restaurant operations and corporate office. Operating lease payments exclude contingent rent payments that may be due under certain of our leases based on a percentage of sales in excess of specified thresholds. See “Note 11—Leases” to the financial statements in this annual report for further details.

(2)
Reflects the principal and interest payments during the lease terms. Refer to “Note 11—Leases” to the financial statements included in this annual report.
(3)
Reflects the principal payment on third party notes. Refer to “Note 9—Notes Payable” to the financial statements included elsewhere in this annual report.
(4)
Interest relates to the notes payable through maturity dates. Refer to “Note 9—Notes Payable” to the financial statements included in this annual report.
(5)
Reflects the principal payment on related party notes. Refer to “Note 10—Related Party Notes Payable” to the financial statements included in this annual report.
(6)
Interest related to the notes payable to related party through maturity dates. Refer to “Note 10—Related Party Notes Payable” to the financial statements included in this annual report.

Off-Balance Sheet Arrangements

As of December 31, 2023 and December 31, 2022 we did not have any material off-balance sheet arrangements.

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

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases ( ASC Topic 842), using a modified retrospective approach. See "Note 11—Leases" to the financial statements. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 360, “Property, Plant and Equipment.” An impairment test is performed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment loss was recognized during any of the periods presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

The Company accounts for stock-based compensation awards under ASC 718, “Compensation -Stock Compensation”. The Company granted restricted stock units (“RSUs”) to certain employees and records the stock based compensation, net of forfeitures, on a straight-line basis over the vesting period based on the grant-date fair value, the quoted price of the Company’s common stock on the date of the grant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, until 2023, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Interest Rate Risk

We are exposed to market interest rates if we were to access the line of credit, which bears an interest rate at the Wall Street Journal Prime Rate plus 0.25%.

Item 8. Financial Statements and Supplementary Data.

See index to financial statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e)of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of December 31, 2023 due to material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information with respect to directors’ names, ages, positions, term of office, period of service and business experience, which is contained under the caption “Election of directors” in our proxy statement for the 2024 annual meeting of stockholders is incorporated by reference to such proxy statement.

A list of our executive officers and their biographical information appears in Part 1, Item 1 of this report under the caption “Information About our Executive Officers.”

Code of ethics

We have adopted the Code of Business Conduct and Ethics for our Chief Executive Officers and Senior Finance Officers. A copy of the Code can be found on our website at www.genkoreanbbq.com in the “Investor” section. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from the Code by posting such information on the same website.

Audit Committee

The information contained under the caption “Committees of the board” with respect to the audit committee and the audit committee financial expert in our proxy statement for the 2024 annual meeting of the stockholders is incorporated herein by reference to such proxy statement.

Item 11. Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2024 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents filed as a part of the report:
(1)
Financial Statements:. See “Index to Consolidated Financial Statements” on page F-1.
(2)
Financial Statements Schedule: Not Applicable.
(3)
Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Form 8-K, Exhibit 3.1, filed July 6, 2023)
3.2	Amended and Restated Bylaws of GEN Restaurant Group Inc. (incorporated by reference to the Company’s Form 8-K, Exhibit 3.2, filed July 6, 2023)
4.1	Warrant to Purchase Class A Common Stock (incorporated by reference to the Company’s Form S-1, Amendment No. 1, Exhibit 4.1, filed June 14, 2023)
10.1	Amended and Restated Limited Liability Company Agreement (incorporated by reference to the Company’s Form S-1, Exhibit 10.1, filed May 26, 2023)
10.2

Tax Receivable Agreement by and among GEN Restaurant Group, Inc., GEN Restaurant Companies, LLC, the TRA Holders party thereto, and David Kim, as TRA Representative, dated as of June 30, 2023 (incorporated by reference to the Company’s Form 8-K, Exhibit 10.2, filed July 6, 2023)

10.3	Registration Rights Agreement (incorporated by reference to the Company’s Form S-1, Exhibit 10.4, filed May 26, 2023)
10.4	Indemnification Agreement (incorporated by reference to the Company’s Form S-1, Exhibit 10.4, filed May 26, 2023)
10.5#	2023 Equity Incentive Plan (incorporated by reference to the Company’s Form S-1, Exhibit 10.5, filed May 26, 2023)
10.7#	Executive Employment Agreement David Kim (incorporated by reference to the Company’s Form 8-K, Exhibit 10.1, filed August 4, 2023)
10.8#	Executive Employment Agreement Jae Chang (incorporated by reference to the Company’s Form 8-K, Exhibit 10.2, filed August 4, 2023)
10.9#	Executive Employment Agreement Thomas V. Croal (incorporated by reference to the Company’s Form 8-K, Exhibit 10.3, filed August 4, 2023)
10.10	Non-competition Agreement David Kim (incorporated by reference to the Company’s Form 8-K, Exhibit 10.4, filed August 4, 2023)
10.11	Non-competition Agreement Jae Chang (incorporated by reference to the Company’s Form 8-K, Exhibit 10.5, filed August 4, 2023)
10.12

Master Services Agreement by and between Sysco Los Angeles Inc. and GEN Restaurant Group, dated as of August 1, 2023 (incorporated by reference to the Company’s Form 8-K, Exhibit 10.1, filed August 7, 2023)

10.13

Business Loan Agreement among GEN Restaurant Group, Inc., GEN Restaurant Companies, LLC and PCB Bank, effective as of September 25, 2023 (incorporated by reference to the Company’s Form 8-K, Exhibit 10.1, filed October 4, 2023)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of Marcum, LLP, independent registered public accounting firm the Company’s Form S-8,
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	GEN Restaurant Group Clawback Policy.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Denotes management compensatory plan or arrangement.

** These certifications accompany this Annual Report on Form 10-K; they are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of the Company under the Securities Act of the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that the Company specifically incorporates it by reference.

+ XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEN RESTAURANT GROUP, INC.

Date: March 6, 2024	By:	/s/ Thomas V. Croal
Thomas V. Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints David Kim and Thomas V. Croal and each them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Kim	Co-Chief Executive Officer (Principal Executive Officer and Director)	March 6, 2024
David Kim

/s/ Jae Chang	Co-Chief Executive Officer (Principal Executive Officer and Director)	March 6, 2024
Jae Chang

/s/ Michael B. Cowan	Michael B. Cowan	March 6, 2024
Michael B. Cowan	(Director)

/s/ Jonathan Gregory	Jonathan Gregory	March 6, 2024
Jonathan Gregory	(Director)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Gen Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gen Restaurant Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated income statements and changes in permanent equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2023, and the related notes (“collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum, LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

March 6, 2024

Costa Mesa, CA

PCAOB ID No. 688

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share and per share information)	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$32,631	$11,195
Inventories	461	2,542
Prepaid expenses and other current assets	3,726	994
Total current assets	36,818	14,731
Equity method investment	523	618
Property and equipment, net	33,907	21,283
Operating lease assets	99,255	90,713
Notes receivable from related party	—	10,850
Deferred tax asset	12,618	—
Other assets	749	683
Total assets	$183,870	$138,878
Liabilities and equity (deficit)
Current liabilities
Accounts payable	10,704	7,474
Accrued salaries and benefits	2,660	1,976
Accrued interest	42	175
Notes payable, current	165	624
Line of credit	—	6,894
Notes payable to related parties, current	1,197	3,021
Obligations under finance leases, current	124	134
Operating lease liabilities, current	4,535	4,096
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	2,704	4,442
Other current liabilities	5,366	4,624
Total current liabilities	31,303	37,266
Notes payable, net of current portion	4,547	5,316
Notes payable to related parties, net of current portion	—	500
Obligations under finance leases, net of current portion	1	185
Operating lease liabilities, net of current portion	110,501	100,872
Total liabilities	146,352	144,139
Commitments and contingencies (Note 12)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity (deficit)
Members’ equity (deficit)	—	(10,011)
Noncontrolling interest	—	3,250
Class A common stock, $0.001 par value, 75,000,000 shares authorized, 4,140,000 shares issued and outstanding as of December 31, 2023	4	—
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 28,141,566 shares issued and outstanding as of December 31, 2023	28	—
Additional paid-in capital	7,112	—
Retained Earnings	322	—
Non-controlling interest	28,552	—
Total permanent equity (deficit)	36,018	(6,761)
Total liabilities and stockholders’ equity (deficit)	$183,870	$138,878

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC

Consolidated Income Statements

	For the year ended December 31,
(in thousands, except per share amounts)	2023	2022
Revenue	$181,007	$163,729
Restaurant operating expenses:
Food cost	58,322	54,357
Payroll and benefits	56,889	48,866
Occupancy expenses	14,653	12,110
Operating expenses	18,043	15,019
Depreciation and amortization	4,808	4,314
Pre-opening costs	3,680	1,455
Total restaurant operating expenses	156,395	136,121
General and administrative	12,937	7,988
Consulting fees - related party	2,325	4,897
Management fees	1,176	2,332
Depreciation and amortization - corporate	84	39
Total costs and expenses	172,917	151,377
Income from operations	8,090	12,352
Gain on extinguishment of PPP debt	—	387
Employee retention credits	2,483	3,532
Aborted deferred IPO costs written off	—	(4,036)
Other loss	—	(835)
Interest income (expense), net	347	(634)
Equity in income of equity method investee	535	966
Net income before income taxes	11,455	11,732
Provision for income taxes	(21)	—
Net income	11,434	11,732
Less: Net income attributable to noncontrolling interest	3,028	1,451
Net income attributable to GEN Restaurant Group, Inc.	8,406	10,281

Net income attributable to Class A common stock per share - basic and diluted (1)	$324	—

Weighted-average shares of Class A common stock outstanding - basic (1)	4,140	—
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,233	—

Net income per share of Class A common stock - basic	$0.08	—
Net income per share of Class A common stock - diluted	$0.08	—

(1) (2) Basic and diluted net loss per Class A common stock is presented only for the period after the Company's organizational transactions.
See Note 1 for a description of the organizational transactions. See Note 16 for calculation of net income per share.

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Changes in Permanent Equity (Deficit)

Year ended December 31, 2023 and December 31, 2022

(in thousands)	Members' Equity (Deficit)	Non-Controlling Interest	Total
Balance, December 31, 2021	$8,894	$1,798	$10,692
Contributions	355	-	355
Distributions	(29,541)	1	(29,540)
Net Income	10,281	1,451	11,732
Balance, December 31, 2022	$(10,011)	$3,250	$(6,761)

See accompanying notes to consolidated financial statements.

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2022	$-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Activities prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transactions		8,084							827	8,911
Conversion of related party loans to equity		871								871
Member distributions		(26,469)								(26,469)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,448)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,141			40,144
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,448						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							12,520			12,520
Activities subsequent to the initial public offering and related organizational transactions:
Net income								322	2,201	2,523
Stock-based compensation							1,517			1,517
NCI adjustment							(26,351)		26,351	-
Balance, December 31, 2023	$-	$-	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net Income	$11,434	$11,732
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,892	4,353
Equity in income of equity method investee, net of distributions	95	(429)
Gain on extinguishment of debt, PPP	—	(387)
Stock-based compensation	1,517	—
Amortization of operating lease assets	4,642	2,568
Aborted deferred IPO costs written off	—	4,036
Interest income earned on Notes receivable from related party	(150)	(164)
Changes in operating assets and liabilities:
Inventories	2,082	(1,413)
Prepaid expenses and other current assets	(2,584)	454
Other assets	(67)	(19)
Accounts payable	3,009	1,969
Accrued salaries and benefits	684	509
Accrued interest	(133)	(86)
Other current liabilities	(45)	1,700
Operating lease liabilities	(3,115)	(1,424)
Deferred tax asset	(97)
Income tax payable	—	—
Net cash provided by operating activities	22,164	23,399
Cash flows from investing activities
Proceeds from recovery of Notes receivable from related party	12,950	13,325
Advances made to related party	(2,100)	(2,650)
Purchase of property and equipment	(17,157)	(8,104)
Net cash (used in) provided by investing activities	(6,307)	2,571
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting	46,167	—
Payments to members for advances	(2,000)	—
Advance from members	262	2,442
Payments for deferred offering costs	(2,479)	(2,420)
Proceeds from PPP and EIDL loans	—	2,700
Payments on PPP and EIDL loans	(87)	(213)
Payments on finance leases	(194)	(207)
Payments on third party loans	(2,440)	(509)
Payments on related party loans	(2,088)	(7,684)
Payment on line of credit	(7,993)	(1,000)
Proceeds from line of credit	1,100	7,893
Proceeds from third party loans	1,300	—
Proceeds from related party loans	500	3,518
Member distributions	(26,469)	(29,185)
Net cash provided by (used in) financing activities	5,579	(24,665)
Net increase in cash and cash equivalents	21,436	1,305
Cash and cash equivalents at beginning of year	11,195	9,890
Cash and cash equivalents at end of the year	$32,631	$11,195
Supplemental disclosures of other cash flow information:
Cash paid for interest	$195	$736
Cash paid for taxes	175	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	927	568
Receivable for member contributions	—	60
Unpaid deferred offering cost	125	-
Leased assets obtained in exchange for new operating lease liabilities	13,355	92,281
Purchase of PPE through finance lease	-	15
Conversion of related party loans to member's equity	871	-

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(1) Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. (“GEN Inc.”) and its consolidated subsidiaries, including GEN Restaurant Companies, LLC (“GEN LLC”, or the “Operating Company”). Unless the context otherwise requires, references to the “Company” refer to GEN Restaurant Group, Inc., and its consolidated subsidiaries, including the Operating Company. The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Texas, and Florida specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of December 31, 2023:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

As of December 31, 2023, the above entities are collectively owned 100% by the controlling group, except for GEN Hawaii. The Company has an equity method investment in GEN Hawaii, with a 50% ownership share. Prior to the IPO (as defined below), an outside investor owned 49% of GEN Houston and GEN Webster, but as of June 30, 2023, they are 100% owned by the Company. On December 31, 2023 and December 31, 2022, there were 37 and 31 restaurants in operation, respectively. During the fourth quarter of 2023, the Company signed two leases for a restaurant in Austin, Texas for a period of 10 years and a lease for another restaurant in Portland, Oregon for a period of 10 years.

Organization

GEN Inc. was formed as a Delaware corporation on October 28, 2021. GEN Inc. is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of the Operating Company, the predecessor of GEN Inc. for financial reporting purposes. The Operating Company was organized under the laws of the state of Delaware on October 28, 2021, and is based in Cerritos, California. As the managing member of the Operating Company, GEN Inc. operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. The authorized shares of GEN Inc. consist of (i) shares of Class A common stock, par value $0.001 per share (the “Class A common stock”) and (ii) shares of Class B common stock, par value $0.001 per share (the “Class B common stock”). See “Initial Public Offering and Organizational Transactions” below for the description of the IPO and the Transactions completed in June 2023.

The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2023 through June 27, 2023 presented in the consolidated financial statements and notes to the financial statements herein represent the historical operations of the Operating Company. The amounts for the period from June 28, 2023 through December 31, 2023 reflect the consolidated operations of the Company.

Initial Public Offering and Organizational Transactions

On June 30, 2023, GEN Inc. completed its IPO of 3,600,000 shares of Class A common stock at a public offering price of $12.00 per share. In addition, the underwriters purchased an additional 540,000 shares of Class A common stock from GEN, Inc. pursuant to the exercise of their option to purchase additional shares in the IPO. The sale of shares of Class A common stock by GEN Inc. generated aggregate net proceeds of $46.2 million, after deducting the underwriting discounts and commissions and offering expenses payable by GEN Inc. GEN Inc. contributed all of the net proceeds to the Operating Company in exchange for a number of Class A common units of the Operating Company (“Class A Common Units”) equal to the number of shares of Class A common stock sold by GEN Inc. in the IPO at a price per Class A Common Unit equal to the IPO price per share of Class A common stock. After giving effect to the IPO and the related Transactions and the use of the net proceeds from the IPO, GEN Inc. owns approximately 12.8% of the Operating Company’s outstanding common units. As a result of the IPO, Mr. David Kim and Mr. Jae Chang, Co-CEOs, collectively control approximately 58.6% of GEN Inc.’s common stock as a result of their ownership of GEN LLC’s Class B common units (“Class B Common Units”), which were issued on a one-to-one basis. Each share of Class B common stock is entitled to ten votes on all matters submitted to a vote of GEN Inc.’s stockholders.

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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
•
The purchasers in the IPO (i) purchased 4,140,000 shares of Class A common stock, representing approximately 1.4% of the combined voting power of all of GEN Inc.’s common stock, and own 100% of the economic interest in GEN Inc.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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
(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

(b)
Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvement over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The Company is in the process of evaluating the impact that the adoption of the ASU will have on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including receivables. In January 2023, the Company adopted ASU No. 2016-13, and concluded that the adoption of Accounting Standard Codification (“ASC”) 326 did not have a material impact on the Company’s recognition of financial instruments within the scope of the standard.

ASC Topic 320, “Investments-Debt Securities” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. During the quarter ended December 31, 2023, the Company adopted ASC 320 and classified its U.S. Treasury and equivalent securities as held-to-maturity. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Incomes Taxes (Topic 740)” (“ASU 2019-12”). During 2023, the Company adopted ASC 740 after the IPO transaction. ASU 2019-12 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rate on the date of enactment. The adoption of this standard in the second quarter of 2023 had no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” “Improvement for Income Tax Disclosure,” which is effective for fiscal years beginning after December 31, 2024. The Company is evaluating the presentational effect that ASU 2023-09 will have on the consolidation financial statements.

The Company adopted FASB ASC 260, “Earnings per Share” after the IPO. The consolidated income statements of the Company include a presentation of income (loss) per share. The Company calculates this on the income (loss) attributable to the activity after the IPO. As of December 31, 2023, the Company did not have any dilutive securities that could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

(c)
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying consolidated financial statements of the Company. The accompanying consolidated financial statements have been prepared in conformity with GAAP and applicable rules, and regulations of the SEC.

(d)
Equity-Based Compensation

The Company accounts for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation”. The Company issued restricted stock units to its employees in 2023.

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

(e)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit. As of December 31, 2023 and December 31, 2022, there were deposits in excess of federally insured amounts of $8.8 million and $3.5 million, respectively.

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2023
(in thousands)
Money Market Account (included Cash and Cash Equivalents)	$9,079	$—	$—	$9,079
U.S. Treasury Securities (included in cash and cash equivalents)	$20,000	$322	$—	$20,322
	$29,079	$322	$—	$29,401
Represent money market accounts. Excludes $2.5 million of cash and cash equivalents at December 31, 2023.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(f)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

For the year ended December 31, 2023, Sysco accounted for approximately 15.1% of total food costs.

The Company relies on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the year ended December 31, 2023 and 2022, U.S. Foods accounted for approximately 36.0% and 57.6% of total food costs, respectively.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the year ended December 31, 2023 and December 31, 2022, PGD accounted for approximately 16.4% and 21.2% of total operating expenses, respectively.

The Company also relies on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, which provides food products for 13 restaurants. For the year ended December 31, 2023 and December 31, 2022, Wise accounted for approximately 21.3% and 32.5% of total food costs, respectively.

(g)
Inventories

Inventories consist principally of food and beverages and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(h)
Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue from the operation of the restaurants is recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale.

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated income statements. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the year ended December 31, 2023 and 2022 as any amounts were deemed immaterial.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(j)
Other Assets and Other Current Liabilities

Other assets as of December 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Other Assets
Security Deposits	$533	$444
Liquor Licenses	215	224
Other	1	15
Total Other Assets	$749	$683

Other Current Liabilities as of December 31, 2023 and December 31, 2022 consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Other Current Liabilities
Sales tax payable	$1,447	$1,468
Accrued percentage rent	1,163	1,246
Deferred offering costs	125	319
Misc. accrued expenses	2,631	1,591
Total Other Current Liabilities	$5,366	$4,624

(k)
Advances from members

Advances from members consist of funding received from member owners. As of December 31, 2023, the members had funded a total of $7.5 million of which $4.8 million was paid and immediately received as an equity contribution as part of the IPO. As of December 31, 2022, the members had funded a total of $4.4 million in cash to cover a portion of the costs of the IPO. (See Note 15 for further discussion).

(l)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $3.7 million and $1.5 million for the years ended December 31, 2023and December 31, 2022, respectively.

(m)
Income Taxes

Prior to the IPO, the Operating Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Operating Company and its related entities (other than Gen, Inc.) have elected to be treated as partnerships for income tax purposes and are not subject to federal or state income taxes, income or loss is included in the tax returns of the members or the partners of the Operating Company and its related entities based on their respective shares.

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

(o)
Interest Expense

A reconciliation of total interest cost to interest expense as reported in the consolidated income statement for the years ended December 31, 2023and December 31, 2022 is as follows:

	For the year ended
(in thousands)	December 31, 2023	December 31, 2022
Interest expense	$617	$817
PPP interest expense forgiven	—	(4)
Interest income	(964)	(179)
Interest (income) expense, net	$(347)	$634

(p)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in other assets in the accompanying balance sheets.

(q)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the consolidated income statements as restaurant sales are recorded net of sales tax.

(r)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated income statements. The Company incurred approximately $187 thousand and $169 thousand in advertising expenses for the years ended December 31, 2023 and December 31, 2022, respectively.

(s)
Risks and Uncertainties.

We have been subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The Company has experienced, and in the future may experience, inflation related to its purchase of certain food products that the Company needs to operate its business. This price volatility could potentially have a material impact on the Company’s financial condition and/or its results of operations. In order to mitigate price volatility, the Company monitors cost fluctuations and may adjust its menu prices accordingly. The Company’s ability to compensate for higher costs through increased pricing may be limited by the competitive environment in which the Company operates.

(t)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the year ended December 31, 2023 and December 31, 2022.

(u)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the year ended December 31, 2023 and December 31, 2022, we recorded an aggregate benefit of $2.5 million and $3.5 million, respectively, in our consolidated income statements to reflect the ERC.

(u)
Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to the IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at December 31, 2023.

(v)
Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO on June 30, 2023. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 16—Net Income per Share.”

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(3)
Capital Contribution Receivable

The Company and its related entities had capital contributions receivables. During January 2022, the partners of certain of the Company’s related entities paid $320 thousand to the Company. As of December 31, 2022, the Company had $60 thousand in capital contributions receivable from two restaurants: GEN Webster and GEN Kapolei. During the IPO, the remaining $60 thousand receivable balance was collected in full resulting in an increase to owners’ equity.

(4)
Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents and investments. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of December 31, 2023, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 2 inputs consist of U.S. treasury securities.

		Fair Value Measurements at December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included Cash and Cash Equivalents)	$9,079	$9,079	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$20,322	$20,322	$—	$—

(5)
Notes Receivable from Related Party

The Notes receivable from related party balance as of December 31, 2022, was $10.9 million with accrued interest income receivable of $164 thousand. During the period ended June 30, 2023, the Company provided an additional $2.1 million in loans to the related party. The Company recorded $172 thousand as interest income during the year ended December 31, 2023. As part of the IPO in June 2023, the loan along with the accrued interest was repaid in full resulting in an increase in owners’ equity. The note receivable from related party balance was zero as of December 31, 2023.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(6)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the year ended
(in thousands)	December 31, 2023	December 31, 2022
Equipment	12,387	9,578
Furniture and fixtures	5,467	4,050
Leasehold improvements	43,022	32,157
Other assets	414	448
Construction in progress	4,894	2,435
	$66,184	$48,668
Less accumulated depreciation and amortization	(32,277)	(27,385)
Property and Equipment, Net	$33,907	$21,283

The construction in progress balance on December 31, 2023 and 2022 is related to new stores being developed as of such dates for subsequent openings.

Total depreciation and amortization for the year ended December 31, 2023 and December 31, 2022 was $4.9 million and $4.4 million, respectively, of which $147 thousand and $179 thousand for those periods were related to assets acquired under a finance lease.

(7)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH Restaurant LLC (“GKBH”), which operates a GEN restaurant in Hawaii. The Company does not control major operational and financial decisions, which require consent from the other owner. During the year ended December 31, 2023 and 2022, the Company received distributions of $625 thousand and $537 thousand, respectively, from GKBH.

A summary of the GKBH financial position for the years ended December 31, 2023 and December 31, 2022 and results of operations as of December 31, 2023, and December 31, 2022 is as follows (unaudited):

(in thousands)	December 31, 2023	December 31, 2022
Current assets	808	846
Noncurrent assets	2,290	892
Current liabilities	972	367
Noncurrent liabilities	1,064	130

	For the year ended
(in thousands)	December 31, 2023	December 31, 2022
Net sales or gross revenue	7,412	7,316
Operating income	4,967	4,925
Net income	1,071	1,932
Net income attributable to the entity	535	966

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(8)
Line of Credit

During March 2022 the Company entered into a line of credit for $8.0 million with Pacific City Bank (“PCB”). These funds were used to pay off related party loans payable. The line of credit matured on September 3, 2023, and bore interest at a variable interest rate which was defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 10.25% on August 16, 2023, when paid in full. Only interest payments were due monthly with the principal balance to be paid in one payment at the maturity date. On August 16, 2023, the Company repaid in full the obligation under the line of credit plus accrued interest of $29 thousand. The balance as of December 31, 2023 and December 31, 2022 was $0 and $6.9 million, respectively.

On September 29, 2023, the Company entered into a new line of credit agreement for $20.0 million with PCB. The line of credit matures on September 25, 2024, and bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, plus 0.25% resulting in an initial rate of 8.750%. The balance as of December 31, 2023 was $0. The available balance is $20.0 million at December 31, 2023.

(9)
Notes Payable

Notes Payable to Bank

On September 13, 2017, the Company and a commercial bank entered into a loan agreement in the amount of $3.0 million with a maturity date of September 15, 2024, at an interest rate of 6.00%. On September 2, 2020, the loan was amended for the amount of the balloon payment due on September 15, 2024. The Company pays $44 thousand each month and will pay one last payment estimated at $263 thousand due on September 15, 2024. Interest on this loan is computed on a 365/360 basis, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days in the monthly period. This calculation method results in a slightly higher effective interest rate than the numeric interest rate originally stated. This note is guaranteed by six of the Company’s entities and is cross guaranteed by related party entities. On August 16, 2023, the Company paid the outstanding balance plus accrued interest in full. The balance as of December 31, 2023 and December 31, 2022 was $0 and $1.1 million, respectively. There is no available balance at December 31, 2023.

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

During the year ended December 31, 2022, the Company received $2.6 million in EIDL loans. As of December 31, 2023 and December 31, 2022, the total principal amount of the EIDL loans was $4.4 million and $4.5 million, respectively, and the proceeds were used for working capital purposes. Interest on the EIDL loans accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of December 31, 2023 and December 31, 2022, the loan balance outstanding was $271 thousand and $334 thousand, respectively.

The aggregate maturities of all third party notes payable as of December 31, 2023 are as follows:

(in thousands)
2024	$165
2025	179
2026	189
2027	163
2028	117
Thereafter	3,899
$4,712
Less current portion of notes payable	(165)
Long term portion	$4,547

(10)
Related Party Notes Payable

Each of the following entities, GEN Alhambra, GEN Cerritos, GEN Torrance, GEN Rancho Cucamonga, GEN San Jose, GEN Northridge, GEN Chino Hills, GEN Carrolton, GEN Hawaii, GEN Fremont, GEN Online, GEN Concord, GEN Westgate, GEN Mountain View, GEN Sacramento, GEN Pearlridge, GEN Frisco, and GEN Texas (collectively, the “Borrowers”) had notes payable to Ignite Enterprise, LLC, (“Ignite”), an entity owned by Mr. David Kim, our Co-Chief Executive Officer, with similar terms. Each note allowed for draws to be made as individual loans. The total amount of loans under each note payable became due on the fifth anniversary of such note. Maturity dates ranged from January 2020 to December 2025. Interest accrued on each loan using the simple interest method at interest rates ranging from 2.75% to 5.00% of the outstanding principal balance. Interest was paid annually, one year in arrears. Ignite had a security interest in the assets of the Borrowers. There were no financial covenants in the note payable agreements. As of December 31, 2021 the outstanding principal under the Ignite notes payable was $7.7 million. During the month of March 2022, the Company repaid the entire $7.7 million principal balance outstanding on the notes payable. After repaying the notes payable of $7.7 million with Ignite, the Company signed additional note agreements with Ignite in 2022 and the outstanding principal under Ignite notes payable was $1.1 million as of December 31, 2022.

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. As of December 31, 2023, the loan balance outstanding was $1.2 million. The loans bear interest of 3.00% per year and mature on November 25, 2023.

In December 2022, the member owners loaned an additional $500 thousand to the Company for construction and pre-opening costs. The loan has a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 9.25% at December 31, 2022. During January 2023, the Company repaid $500 thousand towards the Note Payable – related party. During March 2023, a member owner loaned another $500 thousand to the Company of which $150 thousand was repaid prior to the IPO and as part of the IPO, the remaining loan balance was repaid in full and immediately contributed to owners’ equity.

The aggregate maturities of notes payable from related parties as of December 31, 2023, are as follows:

(in thousands)	2024	$1,197
Less current portion of notes payable:		$(1,197)
Notes Payable, net of current portion:		—

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Interest expense incurred for the related party debt was $133 thousand and $71 thousand for the year ended December 31, 2023 and December 31, 2022, respectively.

(11)
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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the the year ended December 31, 2023 and 2022:

(in thousands)		Year ended December 31,
Operating lease cost	Classification	2023	2022
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$9,463	$7,532
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	5,495	4,578
Total operating lease cost		$14,958	$12,110

Supplemental balance sheet information related to leases:
Operating leases	December 31, 2023	December 31, 2022
Operating lease assets	$99,255	$90,713
Operating lease liabilities, current	4,535	4,096
Operating lease liabilities, net of current portion	110,501	100,872
Total operating lease liabilities	$115,036	$104,968

Finance lease assets, net	December 31, 2023	December 31, 2022
Property and equipment	$902	$905
Accumulated depreciation	(861)	(714)
Property and equipment, net	$41	$191

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Finance lease liabilities	December 31, 2023	December 31, 2022
Obligations under finance leases, current	$124	$134
Obligations under finance leases, net of current portion	1	185
Total finance lease liabilities	$125	$319

Year ended
December 31, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	14.4
Finance leases	0.8
Weighted Average Discount Rate
Operating leases	5.99%
Finance leases	7.48%

Maturities of lease liabilities as of December 31, 2023:

	Operating Leases	Finance Leases
(in thousands)
2024	$10,850	$126
2025	11,282	2
2026	11,486	—
2027	11,684	—
2028	11,844	—
Thereafter	117,967	—
Total undiscounted lease payments	$175,113	$128
Present value discount/interest	(60,077)	(3)
Present value	115,036	125
Lease liabilities, current	4,535	124
Lease liabilities, net of current	110,501	1
Total operating lease liability	$115,036	$125

As of December 31, 2023, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $44.5 million in future lease payment commitments. These operating leases are expected to commence in fiscal year 2024 and have lease terms, including option periods, of 20 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On December 31, 2023 and December 31, 2022 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

	Year ended
(in thousands)	December 31, 2023	December 31, 2022
Property and equipment	902	905
Less accumulated depreciation and amortization	(861)	(714)
Property and equipment, net	$41	$191

Amortization of assets held under finance leases is included with depreciation expense in the consolidated income statement.

(12)
Commitments and Contingencies
(a)
Commitments

On November 23, 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), Gen Restaurant Investment, LLC entered into an operating agreement with

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Accordingly, this has been presented as mezzanine equity, not permanent equity, in the accompanying consolidated balance sheets.

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

The Company received several lawsuits from ex-employees naming the Company alleged labor law violations in Los Angeles County, California. The Company plans to continue to defend against these claims and do not expect the outcome of the lawsuits to have a material impact on the financial statements of the Company.

(13)
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

For the year ended December 31, 2023, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

The following table details the Company’s provision for income taxes. Components of the provision for incomes taxes are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Current tax:
U.S. Federal	(61)	-
U.S. State and local	(47)	-
	$(108)	$-

Deferred tax:
U.S. Federal	71	-
U.S. State and local	16	-
	$87	$-

Valuation Allowance	—	—
Provision for income taxes	$(21)	$-

The company had an effective tax rate of 0.19% for the year ended December 31, 2023. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year ended December 31,
	2023	2022
Statutory U.S. federal income tax rate	21.00%	$-
State tax, net of federal benefits	0.22%	-
Non-deductible expenses	0.02%	-
Non-controlling interest	-20.44%	-
Tax Credits	-0.61%	-
State rate change	0.00%	-
Change in valuation allowance	0.00%	-
Effective tax rate	0.19%	N/A

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to income passed through to noncontrolling interests. Prior to the IPO, income taxes for GEN, LLC at the consolidated level were primarily state, and local minimum taxes. Subsequent to the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of GEN, LLC.

Temporary differences and carryforward that give rise to deferred tax assets and liabilities are comprised of the following:

	Year ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Outside basis differences	12,608	-
State taxes	10	-
Gross deferred tax asset before valuation	12,618	-
Net deferred tax asset	$12,618	$-

Net Deferred tax liabilities	$12,618	$-

Tax Receivable Agreement (“TRA”)

GEN, Inc. entered into the TRA with the Operating Company and each of the members of the Operating

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The annual tax benefits are computed by calculating the income taxes due including such tax benefits, and the income taxes due without such benefits. The Operating Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA payments are not conditioned upon any continued ownership interest in the Operating Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest in the Operating Company. The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Operating Company generates each year and the applicable tax rate.

As of December 31, 2023, the Company did not have a liability related to its projected obligations under the TRA. During the year ended December 31, 2023, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(14)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of December 31, 2023, the Company owned 12.8% of the economic interests in the Operating Company, with the remaining 87.2% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

(15)
Other Related-Party Transactions

The Company purchased approximately $2.8 million and $3.1 million for the year ended December 31, 2023 and December 31, 2022, respectively, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang's direct family. Outstanding obligations for supply purchases from PGD of approximately $137 thousand and $86 thousand are included in accounts payable as of December 31, 2023, and December 31, 2022, respectively.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc (formerly known as J&J Management Group, Inc.) a third party which shares offices with Mr. Jae Chang, our Co-Chief Executive Officer. Pursuant to the agreement, the Company paid approximately $1.2 million and $2.6 million during the year ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, included in accounts payable were payments due for obligations for management services provided by JL Restaurant Management, Inc. of $0 and $24 thousand, respectively. Following the IPO on June 27, 2023 this management agreement was terminated.

The Company purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for approximately $12.4 million and $14.1 million for the year ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, included in accounts payable were outstanding obligations for food purchases from Wise of approximately $0 and $385 thousand, respectively.

On August 29, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ignite, 100% owned by Mr. David Kim, our Co-Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. Such consulting fees were only paid to the extent the Company and its related entities had adequate resources as determined by the controlling member. The Company

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

paid approximately $2.3 million and $4.9 million for the year ended December 31, 2023 and December 31, 2022, respectively. Following the IPO on June 27, 2023 this agreement was terminated.

During the year ended December 31, 2023 and December 31, 2022, the Company paid approximately $30 thousand and $102 thousand to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction. Fast Fabrications is an affiliate that is 100% owned by an employee of the Company. That employee is also a partner in several of the LP entities and a member of GEN Hawaii.

As of December 31, 2021, the Company had notes receivable from Ignite and A/R Put-Forever, LP (100% owned by David Kim) totaling $21.5 million with interest accruing at 2.5% per annum. The $13.0 million was collected during the three months ending March 31, 2022. During the month of January 2022, the Company received $320 thousand from its partners. The remaining balance of approximately $13.0 million was repaid in full and immediately distributed to owner’s equity as part of the IPO during June 2023.

As of December 31, 2022, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim, of approximately $353 thousand for purchases of fixed assets during 2018. During the year ended December 31, 2023, GEN Mountain View paid $201 thousand towards this payable. As of December 31, 2023, the related party account payable was $152 thousand.

As of September 30, 2022 Gen Restaurant Management had a related party account payable to Ignite of $1.0 million for the purchase of inventory. During October and November 2022, the Company had repaid the entire balance.

During the year ended December 31, 2021 the owners advanced $2.0 million in cash to cover a portion of the costs of the pending IPO. During the year ended December 31, 2022, the owners advanced an additional $2.4 million. Of this total, $4.0 million was expensed during the year as deferred offering costs aborted, reflecting poor IPO market conditions at the end of 2022. As of December 31, 2023, the deferred offering costs balance was zero. The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid in capital. The Company had no deferred offering costs at December 31, 2023.

(16)
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

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the year ended December 31, 2022 was not presented in the accompanying consolidated financial statements as a denominator to the calculation could not be determined. The basic and diluted net income per share for the year ended December 31, 2023 represents the brief period between the IPO listing on June 28, 2023 through December 31, 2023.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

Year ended
(in thousands, except per share data)	December 31, 2023
Numerator:
Net income	$2,526
Less: Net income attributable to non-controlling interest	2,202
Net income attributable to Class A common stockholders	$324
Denominator:
Weighted average shares of Class A common stock outstanding - basic	4,140
Weighted average shares of Class A common stock outstanding - diluted	4,233

Net income per share of Class A common stock - basic	$0.08
Net income per share of Class A common stock - basic and diluted	$0.08

For the year ended December 31, 2023, 28,141,566 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(17)
Stock-Based Compensation

In connection with the IPO, the Company has granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. Under the 2023 Equity Incentive Plan (“Equity Plan”), the Company is authorized to issue up to 4,000,000 shares of the Company’s Class A common stock. Certain non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period. Pursuant to the Equity Plan, we awarded 1,208,824 RSUs to certain employees and certain non-employee members of our Board of Directors during July 2023. Grants of RSUs to our Board of Director fully vest on the first anniversary of the grant date, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The employee grants vest in increments over a five year period. The total stock based compensation for the year ended December 31, 2023 was $1.5 million included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2022	-
Granted	1,209
Vested	-
Canceled	-
Non-vested as of December 31, 2023	1,209

The aggregate fair value of the RSU's granted during the period was $14.6 million. The unrecognized stock-based compensation of $13.1 will be recognized over five years. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. At December 31, 2023 no warrants have been exercised, and 372,600 are outstanding with an exercise price equal to 100% of the initial

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

public offering price of $12 per share.

(18)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through the date at which the consolidated financial statements were issued.

Store Opening

During the month of February 2024 the Company opened two new restaurants in Dallas, Texas and Seattle, Washington.

Lease Agreements

During January 2024, the Company entered into two lease agreements with third parties for new restaurants in San Antonio, Texas, Pflugerville, Texas and Bayside (Queens), New York for a period of ten years each.

Business Acquisition

Effective February 19, 2024, the Company completed an acquisition to buy out its 50% partner in GKBH Restaurant LLC (“GKBH”). This transaction also included acquiring the rights the partner had to participate in future GEN restaurants in the State of Hawaii. The purchase price for the 50% interest and future rights totaled $6 million. The $3 million of the purchase price was paid at closing and the remaining $3 million is payable in six-months after closing. As of the acquisition date, GKBH will be consolidated into the financial statements of the Company going forward.