Form 10-Q
period 2024-03-31
GEN Restaurant Group, Inc.
filed 2024-05-14
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 24,2024 the registrant had 4,511,958 shares of Class A common stock, $0.001 par value per share, outstanding and 27,886,912 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	March 31, 2024	December 31, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$28,122	$32,631
Inventories	474	461
Prepaid expenses and other current assets	3,854	3,726
Total current assets	32,450	36,818
Equity method investment	—	523
Property and equipment, net	37,138	33,907
Goodwill	9,498	—
Operating lease assets	121,369	99,255
Deferred tax asset	13,196	12,618
Other assets	860	749
Total assets	$214,511	$183,870
Liabilities and equity
Current liabilities
Accounts payable	12,597	10,704
Accrued salaries and benefits	1,525	2,660
Accrued interest	57	42
Notes payable, current	3,252	165
Notes payable to related parties, current	1,197	1,197
Obligations under finance leases, current	88	124
Operating lease liabilities, current	4,113	4,535
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	1,841	2,704
Other current liabilities	5,615	5,366
Total current liabilities	34,091	31,303
Notes payable, net of current portion	4,422	4,547
Tax receivable agreement liability	584	—
Obligations under finance leases, net of current portion	—	1
Operating lease liabilities, net of current portion	133,552	110,501
Total liabilities	172,649	146,352
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 75,000,000 shares authorized, 4,511,958 shares issued and outstanding as of March 31, 2024 and 4,140,000 shares issued and outstanding as of December 31, 2023, respectively	4	4
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,886,912 shares issued and outstanding as of March 31, 2024 and 28,141,566 shares issued and outstanding as of December 31, 2023, respectively	28	28
Additional paid-in capital	8,016	7,112
Retained Earnings	818	322
Non-controlling interest	31,496	28,552
Total permanent equity	40,362	36,018
Total liabilities and stockholders’ equity	$214,511	$183,870

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC

Condensed Consolidated Income Statements

	Three months ended March 31,
(in thousands, except per share amounts)	2024	2023
	(unaudited)
Revenue	$50,760	$43,862
Restaurant operating expenses:
Food cost	16,968	14,305
Payroll and benefits	16,152	13,652
Occupancy expenses	4,293	3,432
Operating expenses	5,098	4,126
Depreciation and amortization	1,537	1,113
Pre-opening costs	1,901	519
Total restaurant operating expenses	45,949	37,147
General and administrative	4,674	2,055
Consulting fees - related party	—	880
Management fees	—	588
Depreciation and amortization - corporate	29	18
Total costs and expenses	50,652	40,688
Income from operations	108	3,174
Employee retention credits	—	1,165
Gain on remeasurement of previously held interest (see Note 3)	3,402	—
Interest income (expense), net	276	(189)
Equity in income (loss) of equity method investee	(17)	381
Net income before income taxes	3,769	4,531
Provision for income taxes	(71)	—
Net income	3,698	4,531
Less: Net income attributable to noncontrolling interest	3,202	397
Net income attributable to GEN Restaurant Group, Inc.	496	4,134

Net income attributable to Class A common stock per share - basic and diluted (1)	$496	—

Weighted-average shares of Class A common stock outstanding - basic (1)	4,324	—
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,324	—

Net income per share of Class A common stock - basic	$0.11	—
Net income per share of Class A common stock - diluted	$0.11	—

(1) (2) Basic and diluted net income per share of Class A common stock is presented only for the period after the Company’s organization transactions.

See Note 1 for a description of the organizational transactions. See Note 15 for calculation of net income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three months ended March 31, 2024 and March 31, 2023

(in thousands)	Members' Equity (Deficit)	Non-Controlling Interest	Total
Balance, December 31, 2022	$(10,011)	$3,250	$(6,761)
Distributions	(3,059)	-	(3,059)
Net Income	4,134	397	4,531
Balance, March 31, 2023	$(8,936)	$3,647	$(5,289)

	Redeemable Class B Common	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2023	$-	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income							496	3,202	3,698
Stock-based compensation						759			759
Adjustment to tax liabilities and assets under TRA						(113)			(113)
Shares issued upon RSU vesting		117,304
Exchange of noncontrolling interest for Class A common stock		254,654		(254,654)		258		(258)	-
Balance, March 31, 2024	$-	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
(in thousands)	2024	2023
	(unaudited)
Cash flows from operating activities
Net Income	$3,698	$4,531
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	1,566	1,131
Equity in income of equity method investee, net of distributions	17	(31)
Gain on remeasurement of previously held interest	(3,402)	—
Acquisition related costs	(370)	—
Stock-based compensation	759	—
Amortization of operating lease assets	1,304	1,140
Interest income earned on Notes receivable from related party	(17)	(47)
Changes in operating assets and liabilities:
Inventories	(13)	1,198
Prepaid expenses and other current assets	(109)	(146)
Other assets	(136)	(3)
Accounts payable	1,985	(3,020)
Accrued salaries and benefits	(1,135)	(1,143)
Accrued interest	15	24
Other current liabilities	249	117
Operating lease liabilities	(790)	(961)
Deferred tax asset	(107)	—
Net cash provided by operating activities	3,514	2,790
Cash flows from investing activities
Advances made to related party	—	(2,100)
Purchase of property and equipment	(4,100)	(2,808)
Acquisition of GKBH, net of cash acquired	(2,976)	—
Net cash (used in) investing activities	(7,076)	(4,908)
Cash flows from financing activities
Payments to members for advances	(864)	—
Advance from members	—	2,989
Payments for deferred offering costs	(7)	—
Payments on PPP and EIDL loans	(22)	(22)
Payments on finance leases	(37)	(51)
Payments on third party loans	(17)	(156)
Payments on related party loans	—	(650)
Payment on line of credit	—	(153)
Proceeds from third party loans	—	1,300
Proceeds from related party loans	—	500
Member distributions	—	(3,059)
Net cash (used in) provided by financing activities	(947)	698
Net increase in cash and cash equivalents	(4,509)	(1,420)
Cash and cash equivalents at beginning of year	32,631	11,195
Cash and cash equivalents at end of the year	$28,122	$9,775
Supplemental disclosures of other cash flow information:
Cash paid for interest	$70	$76
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	837	381
Receivable for member contributions	—	60
Unpaid deferred offering cost	118	137
Leased assets obtained in exchange for new operating lease liabilities	23,421	—
Issuance of promissory note for business acquisition	3,000	—
Decrease in non-controlling interest as a result of exchanges for Class A common stock	—	—

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc and its consolidated subsidiaries, including the Operating Company (the “Company”). The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Washington, Florida, and Texas, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of March 31, 2024:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

As of March 31, 2024, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH for a total purchase price of $6.0 million and the Company now controls 100% of GKBH. As of March 31, 2024 and December 31, 2023, there were 39 and 37 restaurants in operation, respectively. During the first quarter of 2024, the Company signed three leases for restaurants in Huebner Oaks (San Antonio), TX, Pflugerville (Austin), TX and Bayside (Queens), NY for terms between 10 and 15 years. During April 2024, the Company opened a restaurant in Jacksonville, FL.

Organization

GEN Restaurant Group, Inc. (“GEN Inc.”) was formed as a Delaware corporation on October 28, 2021. GEN Inc. is a holding company that was formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of its Class A common stock (as defined below) and other related Transactions (as defined below) in order to carry on the business of GEN Restaurant Companies, LLC (“GEN LLC”, or the “Operating Company”), the predecessor of GEN Inc. for financial reporting purposes. The Operating Company was organized under the laws of the state of Delaware on October 28, 2021, and is based in Cerritos, California. As the managing member of the Operating Company, GEN Inc. operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to GEN Restaurant Group, Inc., and its consolidated subsidiaries, including the Operating Company. The authorized shares of GEN Inc. consist of (i) shares of Class A common stock, par value $0.001 per share (the “Class A common stock”) and (ii) shares of Class B common stock, par value $0.001 per share (the “Class B common stock”). See “Initial Public Offering and Organizational Transactions” below for a description of the IPO and the Transactions completed in June 2023.

The Operating Company has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2023 through June 27, 2023 presented in the condensed consolidated financial statements and condensed notes to the financial statements herein represent the historical operations of the Operating Company. The amounts for the period from June 28, 2023 through March 31, 2024 reflect the consolidated operations of the Company.

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). The unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of normal recurring nature) considered necessary to present fairly the Company's financial results. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 and for any other interim period or future year.

(b)
Recent Accounting Pronouncements

The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer the adoption of new or revised standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvement over the useful life of the common control group and provides new guidance for

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The adoption of this standard in the first quarter of 2024 did not have any material impact on our consolidated financial statements.

ASC Topic 320, “Investments-Debt Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. During the third quarter 2023, the Company adopted ASC 320 and classified its U.S. Treasury and equivalent securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of this standard on our consolidated financial statements and will adopt this pronouncement in the fourth quarter of 2024.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” “Improvements to Income Tax Disclosures,” which is effective for fiscal years beginning after December 31, 2024. The Company is evaluating the presentational effect that ASU 2023-09 will have on our consolidation financial statements.

(c)
Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying unaudited condensed consolidated financial statements of the Company. The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP and applicable rules, and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report.

(d)
Goodwill

Goodwill is calculated under ASC 805-30-30, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of the a reporting unit below its carrying amount.

(e)
Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisitions. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of the business the Company acquired are included in the consolidated statements of operations from the date of acquisition. Acquisition-related costs are expensed as incurred.

(f)
Equity-Based Compensation

The Company accounts for equity-based compensation grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation”. The Company issued restricted stock units to its employees.

The Company estimates the fair value of the restricted stock units on the grant-date and recognizes the resulting fair value over the requisite service period. The fair value of each restricted stock unit or award is determined based upon the value of the common stock granted. The Company has elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of March 31, 2024 and December 31, 2023, there were deposits in excess of federally insured amounts of $5.0 million and $8.8 million, respectively.

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2024
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$5,087	$—	$—	$5,087
U.S. Treasury Securities (included in cash and cash equivalents)	$20,000	$592	$—	$20,592
	$25,087	$592	$—	$25,679
Represent money market accounts. Excludes $2.4 million of cash and cash equivalents at March 31, 2024.

(h)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco, an unrelated third-party, for a significant portion of its food supplies. During the fourth quarter of 2023, the Company entered into an agreement with Sysco Los Angeles, Inc., or Sysco, to purchase certain food supplies. For the three months ended March 31, 2024 and March 31, 2023, Sysco accounted for approximately 35.2% and 0% of total food costs, respectively

The Company previously relied on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the three months ended March 31, 2024, the Company did not purchase from U.S. Foods. For the three months ended March 31, 2023, U.S. Foods accounted for approximately 52.2% of total food costs.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the three months ended March 31, 2024 and March 31, 2023, PGD accounted for approximately 0.5% and 22.3% of total operating expenses, respectively.

The Company previously relied on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, for food supplies for 13 restaurants. For the three months ended March 31, 2024 the Company did not purchase from Wise. For the three months ended March 31, 2023,Wise accounted for approximately and 27.8% of total food supplies.

(i)
Inventories

Inventories consist principally of food and beverages and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(j)
Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers.” Revenue from the operation of the restaurants is recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale.

Sales tax amounts collected from customers are remitted to governmental authorities and are excluded from revenue.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

(k)
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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying condensed consolidated income statements. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the three months ended March 31, 2024 and March 31, 2023 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of March 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Other Assets
Security Deposits	$636	$534
Liquor Licenses	224	215
Total Other Assets	$860	$749

Other Current Liabilities as of March 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Other Current Liabilities
Sales tax payable	$1,680	$1,447
Accrued percentage rent	918	1,163
Deferred offering costs	118	125
Misc. accrued expenses	2,899	2,631
Total Other Current Liabilities	$5,615	$5,366

(m)
Advances from members

Advances from members consist of funding received from member owners. During the first quarter of 2024, the Company re-paid a member $864 thousand. As of March 31, 2024, the balance was $1.8 million and as of December 31, 2023, the balance was $2.7 million.

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $1.9 million and $519 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

(o)
Income Taxes

Prior to the IPO, the Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Company and its related entities have elected to

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

be treated as partnerships for income tax purposes and are not subject to federal or state income taxes, income or loss is included in the tax returns of the members or the partners of the Company and its related entities based on their respective shares.

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

(p)
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

(q)
Interest Income/Expense

A reconciliation of total interest cost to interest income/expense as reported in the condensed consolidated income statement for the three months ended March 31, 2024 and March 31, 2023 is as follows:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Interest expense	87	256
Interest income	(363)	(67)
Interest (income) expense, net	$(276)	$189

(r)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in other assets in the accompanying balance sheets.

(s)
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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative costs in the accompanying condensed consolidated income statements. The Company incurred approximately $104 thousand and $33 thousand in advertising expenses for the three months ended March 31, 2024 and March 31, 2023, respectively.

(u)
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

The Company has experienced, and in the future may experience, inflation related to its purchase of certain food supplies that the Company needs to operate its business. This price volatility could potentially have a material impact on the Company’s financial condition and/or its results of operations. In order to mitigate price volatility, the Company monitors cost fluctuations and may adjust its menu prices accordingly. The Company’s ability to compensate for higher costs through increased menu pricing may be limited by the competitive environment in which the Company operates.

(v)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the three months ended March 31, 2024 and March 31, 2023.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended March 31, 2024 and March 31, 2023, we recorded an aggregate benefit of $0 and $1.2 million, respectively, in our condensed consolidated income statements to reflect the ERC.

(x) Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at March 31, 2024.

(y) Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted-average

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO on June 30, 2023. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Income per Share.”

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statement commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition consisted of $6.0 million, payable in cash. During the three months ended March 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated income statements.

The following table summarizes the fair value of GKBH’s assets and liabilities at the acquisition date, and the resulting goodwill.

(in thousands)
Purchase price of 50% interest in GKBH	$6,000
Acquisition-date fair value of previously held interest (Level 2)	4,286
Fair value of GKBH at acquisition date	10,286

(in thousands)
Cash	$24
Accounts Receivable	96
Inventories	22
Prepaid and Other assets	118
Deposits	67
Property and equipment	745
Operating lease right-of use assets	3,851
Liabilities assumed	(4,135)
Total identifiable net assets	$788

Goodwill	9,498
$10,286

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects that a portion of the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities, expected synergies from combining the operations with the Company, and the assembled workforce.

The following table presents unaudited consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2023.

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
	(unaudited)
Revenue	51,669	45,691
Net income before taxes	733	7,943

Earnings per common stock:		—
Basic	$(0.61)	$-
Diluted	$(0.61)	$-

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

The unaudited pro forma financial information reflects the acquisition of the GKBH by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of GKBH actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or results of operations. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

The fair value of the previously held noncontrolling interest was determined based on the fair value of total consideration transferred and application of a discount for lack of control, which was determined using historical market data on control premiums and other industry data.

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

As of March 31, 2024, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included Cash and Cash Equivalents)	$5,087	$5,087	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$20,592	$20,592	$—	$—

		Fair Value Measurements at December 31, 2023
Money Market Account (included Cash and Cash Equivalents)	$9,079	$9,079	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$20,322	$20,322	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the year ended
(in thousands)	March 31, 2024	December 31, 2023
Equipment	13,799	12,387
Furniture and fixtures	6,093	5,467
Leasehold improvements	48,602	43,022
Other assets	414	414
Construction in progress	3,647	4,894
	$72,555	$66,184
Less accumulated depreciation and amortization	(35,417)	(32,277)
Property and Equipment, Net	$37,138	$33,907

The construction in progress balance on March 31, 2024 and December 31, 2023 is related to new stores being developed for

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

openings expected in 2024.

Total depreciation and amortization for the three months ended March 31, 2024 and March 31, 2023 was $1.6 million and $1.1 million, respectively, of which $31 thousand and $62 thousand for those periods were related to assets acquired under a finance lease.

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH, which operates a GEN restaurant in Hawaii. The Company accounted for this investments as an equity method investment since the Company did not control major operational and financial decisions, which require consent from the other owner.

On February 18, 2024, the Company purchased the remaining 50% membership interest for a total purchase price of $6.0 million and controls 100% of GKBH as of the acquisition date. See (Note 3. Business Acquisition.)

Prior to the purchase of GKBH, the following was recognized: during the three months ended March 31, 2024, and March 31, 2023, the Company received distributions of $0 thousand and $350 thousand, respectively, from GKBH.

A summary of the GKBH financial position as of December 31, 2023 and results of operations for the three months ended March 31, 2023 is as follows (unaudited):

(in thousands)	December 31, 2023
Current assets	808
Noncurrent assets	2,290
Current liabilities	972
Noncurrent liabilities	1,064

Three months ended
(in thousands)	March 31, 2023
Net sales or gross revenue	1,829
Operating income	1,233
Net income	761
Net income attributable to the entity	381

(7)
Line of Credit

During March 2022 the Company entered into a line of credit for $8.0 million with Pacific City Bank (“PCB”). These funds were used to pay off related party loans payable. The line of credit matured on September 3, 2023, and bore interest at a variable interest rate which was defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 10.25% on August 16, 2023, when paid in full. Only interest payments were due monthly with the principal balance to be paid in one payment at the maturity date. On August 16, 2023, the Company repaid in full the obligation under the line of credit plus accrued interest of $29 thousand. The balance as of March 31, 2024 and December 31, 2023 was $0.

On September 29, 2023, the Company entered into a new line of credit agreement for $20.0 million with PCB. The line of credit matures on September 25, 2024, and bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, plus 0.25% resulting in an initial rate of 8.750%. The available balance is $20.0 million at March 31, 2024, with no draw against the line of credit.

(8)
Notes Payable

Note Payable to WDI

On February 18, 2024, the Company finalized an agreement with WDI International, Inc., (“WDI”) to acquire a 50% ownership stake in GKBH Restaurants, along with securing rights for participation in upcoming restaurant ventures in Hawaii, at a valuation of $6.0 million. Subsequently, on the same date, the Company disbursed $3.0 million in cash and committed to a promissory note amounting to $3.0 million as per the terms of the agreement. The note is non-interest bearing and is due August 16, 2024.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

Notes Payable to Bank

On September 13, 2017, the Company and a commercial bank entered into a loan agreement in the amount of $3.0 million with a maturity date of September 15, 2024, at an interest rate of 6.00%. On September 2, 2020, the loan was amended for the amount of the balloon payment due on September 15, 2024. The Company pays $44 thousand each month and will pay one last payment estimated at $263 thousand due on September 15, 2024. Interest on this loan is computed on a 365/360 basis, by applying the ratio of the interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days in the monthly period. This calculation method results in a slightly higher effective interest rate than the numeric interest rate originally stated. This note is guaranteed by six of the Company’s entities and is cross guaranteed by related party entities. On August 16, 2023, the Company paid the outstanding balance plus accrued interest in full. The balance at both March 31, 2024 and December 31, 2023 was $0.

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

Economic Injury Disaster Loan (EIDL)

On July 1, 2020, the Company executed the standard loan documents for restaurants required for securing EIDL from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both March 31, 2024 and December 31, 2023, the total principal amount of the EIDLs was $4.4 million, and the proceeds were used for working capital purposes. Interest on the EIDLs accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of March 31, 2024 and December 31, 2023, the loan balance outstanding was $254 thousand and $271 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of March 31, 2024:

(in thousands)
2024 - remaining	$3,129
2025	179
2026	189
2027	163
2028	117
Thereafter	3,897
$7,674
Less current portion of notes payable	(3,252)
Long term portion	$4,422

(9)
Related Party Notes Payable

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. As of March 31, 2024, the loan balance outstanding was $1.2 million. The loan bears interest of 3.00% per year and matures on November 25, 2024.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

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

The aggregate maturities of notes payable from related parties as of March 31, 2024, are as follows:

(in thousands)
Total related party notes payable	$1,197
Less current portion of notes payable:	$(1,197)
Notes Payable, net of current portion:	—

Interest expense incurred for the related party debt was $25 thousand and $23 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the three months ended March 31, 2024 and the three months ended March 31, 2023:

(in thousands)		Three months ended March 31,
Operating lease cost	Classification	2024	2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$2,760	$2,099
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,631	1,333
Total operating lease cost		$4,391	$3,432

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

Supplemental balance sheet information related to leases:
Operating leases	March 31, 2024	December 31, 2023
Operating lease assets	$121,369	$99,255
Operating lease liabilities, current	4,113	4,535
Operating lease liabilities, net of current portion	133,552	110,501
Total operating lease liabilities	$137,665	$115,036

Finance lease assets, net	March 31, 2024	December 31, 2023
Property and equipment	$902	$902
Accumulated depreciation	(896)	(861)
Property and equipment, net	$6	$41

Finance lease liabilities	March 31, 2024	December 31, 2023
Obligations under finance leases, current	$88	$124
Obligations under finance leases, net of current portion	-	1
Total finance lease liabilities	$88	$125

March 31, 2024
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.5
Finance leases	0.6
Weighted-Average Discount Rate
Operating leases	6.67%
Finance leases	7.46%

Maturities of lease liabilities as of March 31, 2024:

	Operating Leases	Finance Leases
(in thousands)
2024 - remaining	$8,918	$90
2025	13,435	1
2026	13,876	—
2027	14,183	—
2028	14,395	—
Thereafter	169,707	—
Total undiscounted lease payments	$234,514	$91
Present value discount/interest	(96,849)	(3)
Present value	137,665	88
Lease liabilities, current	4,113	88
Lease liabilities, net of current	133,552	0
Total operating lease liability	$137,665	$88

As of March 31, 2024, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $19.2 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2024 and have lease terms, including option periods, of 20 to 22 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On March 31, 2024 and March 31, 2023 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	March 31, 2024	March 31, 2023
Property and equipment	902	905
Less accumulated depreciation and amortization	(896)	(776)
Property and equipment, net	$6	$129

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

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

(b)
Contingencies

The Company and its related entities are involved in various claims and legal actions arising in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, could materially and adversely affect its business, financial condition, results of operations or cash flows.

The Company is a party to several lawsuits brought in Los Angeles County, California by ex-employees alleging labor law violations. The Company plans to continue to defend against these claims and does not expect the outcome of the lawsuit to have a material impact on the financial statements of the Company.

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

For the three months ended March 31, 2024, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $71 thousand. The Company’s effective income tax rate before discrete items for the three months ended March 31, 2024 was 1.85%.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

Tax Receivable Agreement (“TRA”)

Gen, Inc. entered into the TRA, with the Operating Company and each of the members of the Operating Company (the “Members”) that provides for the payment by Gen Inc. to the Members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances is deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by Gen Inc. or exchanges of Class A Common Units described above in “Note 1—Organization and Description of Business” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

As of March 31, 2024, the Company had a liability related to its projected obligations under the TRA of $584 thousand, which is reflected on the Company’s condensed consolidated balance sheet in “Tax receivable agreement liability”. During the three months ended March 31, 2024, Gen Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of March 31, 2024, the Company owned 13.9% of the economic interests in the Operating Company, with the remaining 86.1% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

The Company purchased approximately $0.8 million for the three months ended March 31, 2023, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang's direct family. Outstanding obligations for supply purchases from PGD of approximately $140 thousand were included in accounts payable as of March 31, 2023. Following the IPO on June 27, 2023 the agreement with PGD was terminated.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc (formerly known as J&J Management Group, Inc.), a third party which shares offices with Mr. Jae Chang, our Co-Chief Executive Officer. Pursuant to the agreement, the Company paid $0 and approximately $0.6 million during the three months ended March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024 and March 31, 2023, included in accounts payable were payments due for obligations for management services provided by JL Restaurant Management, Inc. of $0 and $78 thousand, respectively. Following the IPO on June 27, 2023 this management agreement was terminated.

The Company purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for $0 for the three months ended March 31, 2024 and $3.5 million for three months ended March 31, 2023. As of March 31, 2024 and March 31, 2023, included in accounts payable were outstanding obligations for food purchases from Wise of approximately $0 and $420 thousand, respectively.

On August 29, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ignite Enterprise, LLC, (“Ignite”), 100% owned by Mr. David Kim, our Co-Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The Company paid $0 and approximately $880 thousand for the three months ended March 31, 2024, and March 31, 2023, respectively, to Ignite for consulting services. Following the IPO on June 27, 2023 this agreement was terminated.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

During the three months ended March 31, 2024 and March 31, 2023, the Company paid $0 and approximately $100 thousand to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction. Fast Fabrications is an affiliate that is 100% owned by an employee of the Company.

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

As of December 31, 2023, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim of approximately $152 thousand for purchases of fixed assets during 2018. During the three months ended March 31, 2024, GEN Mountain View paid $32 thousand towards this payable. The balance at March 31, 2024 was $120 thousand.

(15)
Net Income per Share

Basic net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted net income per share for any periods for which loss per share is presented is the same as basic net income per share as the inclusion of potentially issuable shares would be antidilutive.

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three months ended March 31, 2023 was not presented in the accompanying condensed consolidated unaudited financial statements as a denominator to the calculation could not be determined. The basic and diluted net income per share for the three months ended March 31, 2024 represents the period from January 1, 2024 through March 31, 2024.

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

(in thousands, except per share data)	March 31, 2024
Numerator:
Net income	$3,698
Less: Net income attributable to non-controlling interest	3,202
Net income attributable to Class A common stockholders	$496
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	4,324
Weighted-average shares of Class A common stock outstanding - diluted	4,324

Net income per share of Class A common stock - basic	$0.11
Net income per share of Class A common stock - basic and diluted	$0.11

For the three months ended March 31, 2024, 27,886,912 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(16)
Stock-Based Compensation

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2024 and 2023

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The total stock based compensation for the three months ended March 31, 2024 was $759 thousand, and is included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2023	1,209
Granted	-
Vested	(117)
Canceled	-
Non-vested as of March 31, 2024	1,092

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $12.2 million as of March 31, 2024, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

(17)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through May 14, 2024, the date at which the condensed consolidated financial statements were issued.

Store Opening

On April 12, 2024, the Company opened a new restaurant in Jacksonville, Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions described in this Form 10-Q and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the Annual Report, and in our subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 40 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Washington and Florida. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. Our new restaurants have historically generated average payback periods of approximately 1.4 years. The projected payback periods for stores open since 2022 range from 1.9 to 3.1 years. Restaurants range in size from 4,700 to 12,000 square feet, and are typically located in high-activity commercial areas.

During the first quarter of 2024, we signed three new leases for restaurants in Huebner Oaks, TX, Pflugerville, TX, and Bayside, NY.

Business Trends

Although we temporarily paused our new restaurant opening plans during the pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2023, we opened six new restaurants and through April 2024, we opened three restaurants in Seattle, WA, Dallas, TX, and Jacksonville, FL. As of March 31, 2024 we have eight new restaurant locations with leases that have been signed. These locations are in Maui, Hawaii, Manhattan Sixth New York, NY, Orlando FL, Austin, TX, Portland, OR, Huebner Oaks, TX, Pflugerville, TX and Bayside, NY. We currently expect to open five of these locations during the remainder of 2024.

Recent Events Concerning Our Financial Position

We have received approximately $16.8 million in Restaurant Revitalization Fund, or RRF, grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2023 and March 31, 2024. During the year ended December 31, 2022 we received $2.6 million in additional Economic Injury Disaster Loans, “or EIDLs”. There are no additional EIDLs expected. The EIDLs mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDLs are from $700 to $9,770. As of March 31, 2024, the balance outstanding on the EIDLs was approximately $4.4 million.

During 2022, we entered into a new line of credit for $8.0 million with Pacific City Bank with the funds used to pay off related party loans payable. On August 16, 2023, the Company paid the outstanding balance on the line of credit and the related interest payable in full reflecting a balance at December 31, 2023 and March 31, 2024 of $0.

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2024 and bears interest at a variable rate per annum equal to 8.750% as of September 30, 2023. No amounts have been borrowed under the line of credit as of March 31, 2024

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, consulting fees paid to a related party, gain on extinguishment of debt, RRF grants, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

The following table shows the AUV for the twelve months ended March 31, 2024 and March 31, 2023 :

	Twelve months ended March 31,
	2024	2023
(in thousands)
Average Unit Volume	$5,842	$5,960

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

	Twelve months ended March 31,
	2024	2023
Comparable restaurant sales change (%)	-1.8%	3.9%
Comparable restaurant base	31	27

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2021 and 2020 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Restaurant activity
Beginning of period	37	31
Openings	2	—
Closings	—	—
End of period	39	31

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 12 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended March 31, 2024 and March 31, 2023 :

	Three Months Ended March 31,
	2024	2023
Revenue per square foot	$855	$899

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

Consulting fees — related party. Consulting fees include expenses paid to a related party entity, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services were for 21 of the restaurants, and such consulting fees were only paid to the extent we had adequate resources. Following the effective date of our IPO, these consulting fees were eliminated as services transitioned to us, although corporate general and administrative expenses increased correspondingly.

Management fees. Management fees include expenses paid to a related third-party entity, which provides fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees were eliminated and corporate general and administrative expenses increased correspondingly.

Depreciation and amortization - corporate. These are periodic non-cash charges at the corporate level that consist of depreciation of fixed assets, including equipment, information systems software and capitalized leasehold improvements, if any. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to seven years.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended March 31, 2024 and March 31, 2023, $0 and $1.2 million respectively, of these credits were received and recorded.

Other gain (loss). Other gain (loss) consists of one-time legal accruals and other miscellaneous items such as the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income (expense), net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on deposits and notes receivable.

Equity in income of equity method investee. Equity in income of equity method investee reflects our 50% ownership in a restaurant located in Hawaii that was accounted for using the equity method until the date of acquisition on February 18, 2024.

Provision for income taxes. Represents federal, state, and local current and deferred income tax expense.

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

The following table presents selected comparative results of operations for the three months ended March 31, 2024 and March 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three months ended March 31,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%
	(unaudited)
Revenue	$50,760	$43,862	$6,898	15.7%
Restaurant operating expenses:
Food cost	16,968	14,305	2,663	18.6%
Payroll and benefits	16,152	13,652	2,500	18.3%
Occupancy expenses	4,293	3,432	861	25.1%
Operating expenses	5,098	4,126	972	23.6%
Depreciation and amortization	1,537	1,113	424	38.1%
Pre-opening costs	1,901	519	1,382	266.3%
Total restaurant operating expenses	45,949	37,147	8,802	23.7%
General and administrative	4,674	2,055	2,619	127.4%
Consulting fees - related party	—	880	(880)	(100.0)%
Management fees	—	588	(588)	(100.0)%
Depreciation and amortization - corporate	29	18	11	61.1%
Total costs and expenses	50,652	40,688	9,964	24.5%
Income from operations	108	3,174	(3,066)	(96.6)%
Employee retention credits	—	1,165	(1,165)	(100.0)%
Gain on remeasurement of previously held interest	3,402	—	3,402	100.0%
Interest income (expense), net	276	(189)	465	(246.0)%
Equity in income of equity method investee	(17)	381	(398)	(104.5)%
Income before income taxes	3,769	4,531	(762)	(16.8)%
Provision for income taxes	(71)	—	(71)	100.0%
Net income	3,698	4,531	(833)	(18.4)%
Net Income attributable to noncontrolling interest	3,202	397	2,805	706.5%
Net income attributable to GEN Restaurant Group, Inc.	$496	$4,134	$(3,638)	(88.0)%

	% of Revenue
	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	33.4%	32.6%
Payroll and benefits	31.8%	31.1%
Occupancy expenses	8.5%	7.8%
Operating expenses	10.0%	9.4%
Depreciation and amortization	3.0%	2.5%
Pre-opening costs	3.7%	1.2%
Total restaurant operating expenses	90.5%	84.7%
General and administrative	9.2%	4.7%
Consulting fees - related party	0.0%	2.0%
Management fees	0.0%	1.3%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	99.8%	92.8%
Income from operations	0.2%	7.2%
Employee retention credits	0.0%	2.7%
Gain on remeasurement of previously held interest	6.7%	0.0%
Interest income (expense), net	0.5%	(0.4)%
Equity in income of equity method investee	(0.0)%	0.9%
Income before income taxes	7.4%	10.3%
Provision for income taxes	(0.1)%	0.0%
Net income	7.3%	10.3%
Net Income attributable to noncontrolling interest	6.3%	0.9%
Net income attributable to GEN Restaurant Group, Inc.	1.0%	9.4%

Revenues. Revenues were $50.8 million for the three months ended March 31, 2024, compared to $43.9 million for the three months ended March 31, 2023, an increase of $6.9 million, or 15.7%. This reflects revenue increases due to having 39 restaurants open in the three months ended March 31, 2024 compared to 31 restaurants open in the three months ended March 31, 2023.

Food costs. Food costs were $17.0 million for the three months ended March 31, 2024, compared to $14.3 million for the three months ended March 31, 2023, an increase of $2.7 million, or 18.6%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 32.6% to 33.4%.

Payroll and benefits. Payroll and benefits costs were $16.2 million for the three months ended March 31, 2024, compared to $13.7 million for the three months ended March 31, 2023, an increase of $2.5 million, or 18.3%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased from 31.1% to 31.8%.

Occupancy expenses. Occupancy expenses were $4.3 million for the three months ended March 31, 2024 compared to $3.4 million for the three months ended March 31, 2023, an increase of $0.9 million, or 25.1%. The increase in occupancy expenses reflects the addition of eight new locations. As a percentage of revenue, occupancy expenses were 8.5% in the three months ended March 31, 2024 compared to 7.8% in the three months ended March 31, 2023.

Operating expenses. Operating expenses were $5.1 million for the three months ended March 31, 2024 compared to $4.1 million for the three months ended March 31, 2023, an increase of $1.0 million, or 23.6%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.0% in the three months ended March 31, 2024 and 9.4% in the three months ended March 31, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1.5 million for the three months ended March 31, 2024 and $1.1 million for the three months ended March 31, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.0% during the three months ended March 31, 2024 and 2.5% during the three months ended March 31, 2023, with the increase related to more stores in operation.

Pre-opening costs. Pre-opening costs were $1.9 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $4.7 million for the three months ended March 31, 2024 compared to $2.1 million for the three months ended March 31, 2023, an increase of $2.6 million, or 127.4%. As a percentage of revenue, general and administrative expenses increased from 4.7% for the three months ended March 31, 2023 to 9.2% for the three months ended March 31, 2024 as costs shifted post-IPO from consulting and management fees previously paid to related parties and additional costs were incurred to operate as a public company.

Consulting fees - related party. Consulting fees were $0 for the three months ended March 31, 2024 compared to $0.9 million for the three months ended March 31, 2023. These fees were eliminated following the IPO.

Management Fees. Management fees were $0 million for the three months ended March 31, 2024 and $0.6 million for the three months ending March 31, 2023. This includes expenses paid to a related third-party entity, which consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO.

Employee retention credits. During the three months ended March 31, 2024, we did not receive employee retention credits from the IRS, compared to $1.2 million received in three months ended March 31, 2023.

Other gain (loss). During the three months ended March 31, 2024 other gain represented the gain on the previously held equity interest. In the three months ended March 31, 2023 we did not have other gain (loss).

Interest income (expense), net. During the three months ended March 31, 2024, interest income (expense), net was $276 thousand in income compared to $189 thousand in expense during the three months ended March 31, 2023. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in income of equity method investee. Equity in income of equity method investee was a loss of $17 thousand during the three months ended March 31, 2024 compared to $0.4 million during the three months ended March 31, 2023. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2024 and March 31, 2023.

(amounts in thousands)	Three months ended March 31,
	2024	2023
	(unaudited)
EBITDA:
Net income	$3,698	$4,531
Net Income Margin	7.3%	10.3%
Interest income (expense), net	(276)	189
Provision for income taxes	71	—
Depreciation and amortization	1,566	1,131
EBITDA	$5,059	$5,851
EBITDA Margin	10.0%	13.3%

Adjustments to EBITDA:
EBITDA	$5,059	$5,851
Stock-based compensation expense (1)	759	—
Consulting fees - related party (2)	—	880
Employee retention credits (3)	—	(1,165)
Non-cash lease expense (4)	184	60
Non-cash lease expense related to pre-opening costs (5)	364	219
Adjusted EBITDA	$6,366	$5,845
Adjusted EBITDA Margin	12.5%	13.3%

(1)
Stock-based compensation expense: During the first quarter of 2024 we incurred expenses related to the granting of Restricted Stock Units (“RSUs”) to employees.
(2)
Consulting fees—related party: These costs ended following the completion of the IPO.
(3)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(4)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent.
(5)
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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three months ended March 31, 2024 and March 31, 2023:

(amounts in thousands)	Three months ended March 31,
	2024	2023
	(unaudited)
Income from Operations	$108	$3,174
Income Margin from Operations	0.2%	7.2%
Depreciation and amortization	1,566	1,131
Pre-opening costs	1,901	519
General and administrative	4,674	2,055
Consulting fees - related party	—	880
Management Fees	—	588
Non-cash lease expense	184	60
Restaurant-Level Adjusted EBITDA	$8,433	$8,407
Restaurant-Level Adjusted EBITDA Margin	16.6%	19.2%

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

Liquidity and Capital Resources

As of March 31, 2024 we had $28.1 million of cash and $(1.6) million of working capital, which is calculated as current assets minus current liabilities, compared with $32.6 million in cash and $5.5 million of working capital as of December 31, 2023. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

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

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2024	2023
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$3,514	$2,790
Net cash used in investing activities	(7,076)	(4,908)
Net cash (used in) provided by financing activities	(947)	698

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2024 was $3.5 million, the result of net income of $3.7 million, adjusted by non-cash charges of depreciation and amortization of $1.6 million, amortization of operating lease assets of $1.3 million, stock-based compensation of $0.8 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $41 thousand.

Net cash provided by operating activities during the three months ended March 31, 2023 was $2.8 million, the result of net income of $4.5 million, adjusted by non-cash charges of depreciation and amortization of $1.1 million, and amortization of operating lease assets of $1.1 million, and net cash outflows of approximately $3.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of a decrease of $3.0 million in accounts payable, $1.1 million in accrued salaries and benefits and $1.0 million in operating lease liabilities, offset partially by a $1.2 million decrease in inventories.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $7.1 million, reflecting $4.1 million for the purchase of property and equipment and $3.0 million of payment for the acquisition of the remaining ownership interest in GKBH.

Net cash used in investing activities during the three months ended March 31, 2023 was $4.9 million, reflecting $2.1 million in advances made to a related party and $2.8 million for the purchase of property and equipment.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 was $0.9 million, primarily due to payment to members for advances of $0.9 million.

Net cash provided by financing activities during the three months ended March 31, 2023 was $0.7 million, primarily due to $3.0 million in advances from members, $1.3 million in proceeds from third party loans and $0.5 million in related party loans, largely offset by $0.7 million in payments on related party loans and $3.1 million in member distributions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of March 31, 2024:

	Payments Due by Period as of March 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited)
	(amounts in thousands)
Operating lease payments (1)	$231,761	$8,918	$27,311	$28,578	166,954
Finance lease payments (2)	88	88	0	—
Notes payable (3)	7,674	3,129	368	280	3,897
Notes payable interest (4)	2,874	141	344	313	2,076
Notes payable - related party (5)	1,197	1,197	—	—	—
Notes payable - related party interest (6)	127	127	—	—	—
Total Contractual obligations	$243,721	$13,600	$28,023	$29,171	$172,927

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
(4)
Interest related to notes payable through maturity dates. Refer to “Note 8—Notes Payable” to the financial statements included in this Quarterly Report.
(5)
Reflects the principal payment on related party notes. Refer to “Note 9—Related Party Notes Payable” to the financial statements included in this Quarterly Report.
(6)
Interest relates to the notes payable to related party through maturity dates. Refer to “Note 9— Related Party Notes Payable” to the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023 we did not have any material off-balance sheet arrangements.

Critical Accounting Estimates

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

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), or “Topic 842”, using a modified retrospective approach. See "Note 10—Leases" to the financial statements. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

On September 1, 2019, the FASB issued Topic 842 along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We adopted this pronouncement for the year beginning after December 31, 2021 using the modified retrospective method to apply the standard as of the effective date of January 1, 2022 and therefore prior period amounts were not adjusted.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 was effective for us beginning in fiscal year 2022, although applicability only began after we became a publicly traded corporation in June 2023.

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

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of March 31, 2024, due to material weaknesses in internal control over financial reporting, that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

(c) None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: May 14, 2024	By:	/s/ David Kim
David Kim
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Jae Chang
Jae Chang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Thomas V. Croal
Thomas Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)