Form 10-Q
period 2024-06-30
GEN Restaurant Group, Inc.
filed 2024-07-31
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024 the registrant had 4,862,230 shares of Class A common stock, $0.001 par value per share, outstanding and 27,886,912 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	June 30, 2024	December 31, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$29,229	$32,631
Inventories	416	461
Prepaid expenses and other current assets	3,398	3,726
Total current assets	33,043	36,818
Equity method investment	—	523
Property and equipment, net	39,628	33,907
Goodwill	9,498	—
Operating lease assets	122,560	99,255
Deferred tax asset	13,184	12,618
Other assets	892	749
Total assets	$218,805	$183,870
Liabilities and equity
Current liabilities
Accounts payable	10,694	10,704
Accrued salaries and benefits	2,619	2,660
Accrued interest	76	42
Notes payable, current	3,206	165
Notes payable to related parties	310	1,197
Obligations under finance leases, current	56	125
Operating lease liabilities, current	4,516	4,535
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	—	2,704
Other current liabilities	6,046	5,366
Total current liabilities	31,329	31,304
Notes payable, net of current portion	4,425	4,547
Tax receivable agreement liability	584	—
Operating lease liabilities, net of current portion	135,071	110,501
Total liabilities	171,409	146,352
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 4,749,551 shares issued and outstanding as of June 30, 2024 and 4,140,000 shares issued and outstanding as of December 31, 2023, respectively	4	4
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,886,912 shares issued and outstanding as of June 30, 2024 and 28,141,566 shares issued and outstanding as of December 31, 2023, respectively	28	28
Additional paid-in capital	11,486	7,112
Retained Earnings	1,095	322
Non-controlling interest	33,283	28,552
Total permanent equity	45,896	36,018
Total liabilities and stockholders’ equity	$218,805	$183,870

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC

Condensed Consolidated Income Statements

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue	$53,860	$46,473	$104,620	$90,335
Restaurant operating expenses:
Food cost	17,700	14,786	34,668	29,091
Payroll and benefits	16,362	14,323	32,514	27,975
Occupancy expenses	4,389	3,673	8,682	7,104
Operating expenses	5,358	4,299	10,457	8,425
Depreciation and amortization	1,706	1,131	3,243	2,244
Pre-opening costs	1,645	881	3,547	1,400
Total restaurant operating expenses	47,160	39,093	93,111	76,239
General and administrative	5,058	1,958	9,731	4,013
Consulting fees - related party	—	1,445	—	2,325
Management fees	—	589	—	1,176
Depreciation and amortization - corporate	29	18	57	37
Total costs and expenses	52,247	43,103	102,899	83,790
Income from operations	1,613	3,370	1,721	6,545
Employee retention credits	200	1,318	200	2,483
Other income (loss)	—	(7)	—	(7)
Gain on remeasurement of previously held interest (see Note 3)	—	—	3,402	—
Interest income (expense), net	262	(207)	538	(396)
Equity in income (loss) of equity method investee	—	86	(17)	467
Net income before income taxes	2,075	4,560	5,844	9,092
Provision for income taxes	(11)	(96)	(83)	(96)
Net income	2,064	4,464	5,761	8,996
Less: Net income attributable to noncontrolling interest	1,787	504	4,990	901
Net income attributable to GEN Restaurant Group, Inc.	277	3,960	771	8,095

Net income attributable to Class A common stock per share - basic and diluted (1)	$277	—	$771	—

Weighted-average shares of Class A common stock outstanding - basic (1)	4,572	4,249	4,446	4,249
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,572	4,249	4,446	4,249

Net income per share of Class A common stock - basic (1)	$0.06	—	$0.17	—
Net income per share of Class A common stock - diluted (2)	$0.06	—	$0.17	—

(1) (2) Basic and diluted net income per share of Class A common stock is presented only for the period after the Company’s organization transactions.

See Note 1 for a description of the organizational transactions. See Note 15 for calculation of net income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Six months ended June 30, 2024 and June 30, 2023

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Deficit	Interest	(deficit)
Balance, December 31, 2022	$-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Redemption of Class A and B common units										-
Net income		4,134							397	4,531
Member distributions		(3,059)								(3,059)
Balance, March 31, 2023	$-	$(8,936)	-	$-	-	$-	$-	$-	$3,647	$(5,289)
Activity prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transactions		3,950							430	4,380
Conversion of related party loans to equity		871								871
Member distributions		(23,410)								(23,410)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,447)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,138			40,141
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,447						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							10,530			10,530
Activity subsequent to the initial public offering and related organizational transactions:
Net income								11	74	85
NCI Adjustment							(26,351)		26,351	-
Balance, June 30, 2023	$-	$-	4,140,000	$4	28,141,566	$28	$3,602	$11	$26,425	$30,070

	Redeemable Class B Common	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	Shares	Amount	Shares	Amount	capital	Earnings	Interest
Balance, December 31, 2023	$-	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income							496	3,202	3,698
Stock-based compensation						759			759
Issuance of Class A common stock									-
Adjustment to tax liabilities and assets under TRA						(113)			(113)
Shares issued upon RSU vesting		117,304
Exchange of noncontrolling interest for Class A common stock		254,654		(254,654)		258		(258)	-
Balance, March 31, 2024	$-	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362
Net income							$277	$1,787	2,064
Stock-based compensation						$759			$759
Issuance of Class A common stock		237,593				1,436			1,436
Contribution by shareholder in final IPO settlement						1,275			1,275
Balance, June 30, 2024	$-	4,749,551	$4	27,886,912	$28	$11,486	$1,095	$33,283	$45,896

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
(in thousands)	2024	2023
	(unaudited)
Cash flows from operating activities
Net Income	$5,761	$8,996
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	3,300	2,281
Equity in income of equity method investee, net of distributions	17	34
Gain on remeasurement of previously held interest	(3,402)	—
Acquisition related costs	(370)	—
Stock-based compensation	1,518	—
Amortization of operating lease assets	3,708	2,284
Interest income earned on Notes receivable from related party	(33)	(116)
Deferred tax benefit	(96)	—
Changes in operating assets and liabilities:
Inventories	45	1,594
Prepaid expenses and other current assets	363	(390)
Other assets	(167)	(5)
Accounts payable	165	(2,845)
Accrued salaries and benefits	(41)	121
Accrued interest	34	25
Other current liabilities	731	392
Operating lease liabilities	(2,463)	(1,919)
Income tax payable	—	96
Net cash provided by operating activities	9,070	10,548
Cash flows from investing activities
Proceeds from recovery of Notes receivable from related party	—	12,950
Advances made to related party	—	(2,100)
Purchase of property and equipment	(8,407)	(4,845)
Acquisition of GKBH, net of cash acquired	(2,976)	—
Net cash (used in) provided by investing activities	(11,383)	6,005
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting discount	—	46,167
Payments to members for advances	(881)	(2,000)
Advance from members	—	485
Payments for deferred offering costs	(59)	(398)
Payments on PPP and EIDL loans	(46)	(43)
Payments on finance leases	(70)	(102)
Payments on third party loans	(33)	(324)
Payments on related party loans	—	(1,000)
Payment on line of credit	—	(153)
Proceeds from line of credit	—	1,100
Proceeds from third party loans	—	1,300
Proceeds from related party loans	—	500
Member distributions	—	(18,293)
Net cash (used in) provided by financing activities	(1,089)	27,239
Net increase in cash and cash equivalents	(3,402)	43,792
Cash and cash equivalents at beginning of period	32,631	11,195
Cash and cash equivalents at end of the period	$29,229	$54,987
Supplemental disclosures of other cash flow information:
Cash paid for interest	$71	$558
Cash paid for taxes	—	—
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	755	996
Unpaid deferred offering costs	66	2,867
Leased assets obtained in exchange for new operating lease liabilities	27,172	2,284
Distribution payable	—	8,176
Conversion of related party loans to equity	1,436	871
Issuance of promissory note for business acquisition	3,000	—
Contribution by shareholder in final IPO settlement	1,275	—

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc and its consolidated subsidiaries (the “Company”). The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Washington, Florida, and Texas, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of June 30, 2024:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

As of June 30, 2024, all of the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH and other rights for a total purchase price of $6.0 million and the Company now controls 100% of GKBH. As of June 30, 2024 and December 31, 2023, there were 40 and 37 restaurants in operation, respectively.

During the second quarter of 2024, the Company signed leases for eight restaurants in Allston (Boston) MA, Cary, NC, El Paso, TX, Kona, HI, La Jolla (San Diego), CA, Nashville, TN, Tucson, AZ, and Waco, TX. As of June 30, 2024, the Company has sixteen signed leases for the development of new restaurants.

Organization

GEN Restaurant Group, Inc. (“GEN Inc.”) was formed as a Delaware corporation on October 28, 2021 and is based in Cerritos, California. As the managing member of Gen Restaurant Companies, LLC (the “Operating Company”), GEN Inc. operates and controls all the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to GEN Inc., and its consolidated subsidiaries, including the Operating Company.

On June 30, 2023 the Company completed an initial public offering (the “IPO”) of 4,140,000 shares of Class A common stock at $12 per share that generated aggregate net proceeds of $46.2 million.

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company's financial results. The results of the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 and for any other interim period or future year.

(b)
Recent Accounting Pronouncements

The Company, as an emerging growth company, has elected to use the extended transition period which allows us to defer the adoption of new or revised standards. This allows the Company to adopt new or revised accounting standards as of the effective date for non-public business entities.

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, “Leases (Topic 842): Common Control Arrangements”. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvement over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. The adoption of this standard in the first quarter of 2024 did not have any material impact on our consolidated financial statements.

Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt Securities,” requires that an enterprise classify all debt securities as either held-to-maturity, trading, or available-for-sale. During the third quarter of 2023, the Company adopted ASC 320 and classified its U.S. Treasury and equivalent securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures,” which is effective for fiscal years beginning after December 31, 2024. The Company is evaluating the presentational effect that ASU 2023-09 will have on our consolidation financial statements.

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

(e)
Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations”. Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisitions. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of the business the Company acquired are included in the consolidated statements of operations from the date of acquisition. Acquisition-related costs are expensed as incurred.

(f)
Equity-Based Compensation

The Company accounts for equity-based compensation grants to employees in accordance with ASC Topic 718, “Stock Based Compensation”. The Company issued restricted stock units to its employees.

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of June 30, 2024 and December 31, 2023, there were deposits in excess of federally insured amounts of $3.9 million and $8.8 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of June 30, 2024
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$3,475	$—	$—	$3,475
U.S. Treasury Securities (included in cash and cash equivalents)	$20,000	$858	$—	$20,858
	$23,475	$858	$—	$24,333
Represent money market accounts. Excludes $4.9 million of cash and cash equivalents at June 30, 2024.

(h)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc., or Sysco, an unrelated third-party, for a significant portion of its food supplies. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and six months ended June 30, 2023, the Company did not purchase from Sysco. For the three and six months ended June 30, 2024 Sysco accounted for approximately 74.0% and 73.3% of total food costs, respectively.

The Company previously relied on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the six months ending June 30, 2024, the Company did not purchase from U.S. Foods. For the three months ended June 30, 2023, U.S. Foods account for approximately 50.6% of total food costs. For the six months ended June 30, 2023, U.S. Foods accounted for approximately 46.3% of total food costs.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the three months ended June 30, 2024 and June 30, 2023, PGD accounted for approximately 3.7% and 13.9% of total operating expenses, respectively. For the six months ended June 30, 2024 and 2023, PGD accounted for approximately 4.1% and 16.4% of total operating expenses, respectively.

The Company previously relied on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, for food supplies for 13 restaurants. For the three months and six months ended June 30, 2024 the Company did not purchase from Wise. For the three months and six months ended June 30, 2023, Wise accounted for approximately 22.6% and 23.7% of total food supplies, respectively.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

The estimated useful service lives are as follows:

Equipment	5 - 7 Years
Furniture and fixtures	5 - 7 Years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company capitalizes certain costs in conjunction with improvements to specific sites for planned future restaurants and in conjunction with construction of new restaurants. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the six months ended June 30, 2024 and June 30, 2023 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of June 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Other Assets
Security Deposits	$667	$534
Liquor Licenses	225	215
Total Other Assets	$892	$749

Other Current Liabilities as of June 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Other Current Liabilities
Sales tax payable	$1,512	$1,447
Accrued percentage rent	1,154	1,163
Misc. accrued expenses	3,380	2,756
Total Other Current Liabilities	$6,046	$5,366

(m)
Advances from members

Advances from members consist of funding received from member owners. During the six months ended June 30, 2024, the Company satisfied $2.7 million of advances from members through cash payments of $864 thousand, the issuance of Class A common stock valued at $550 thousand, and offsets against $1.3 million of advances to satisfy certain costs incurred by the Company relating to the restructuring transaction in connection with the IPO. As of June 30, 2024, the balance was $0 and as of December 31, 2023 the balance was $2.7 million.

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $1.6 million and $0.9 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $3.5 million and $1.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

(o)
Income Taxes

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other expense, respectively.

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

(p)
Long-Lived Assets

Long-lived assets are reviewed quarterly for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long- lived asset or asset group to be tested for possible impairment, undiscounted cash flows expected to be generated by that asset or asset group are compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not expected to be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We assessed our long-lived assets for potential impairment with the result that no impairment charges were recorded in any of the periods presented.

(q)
Interest Income/Expense

A reconciliation of total interest cost to interest income/expense as reported in the condensed consolidated income statement for the three and six months ended June 30, 2024 and June 30, 2023 is as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$90	$301	$177	$557
Interest income	(352)	(94)	(715)	(161)
Interest (income) expense, net	$(262)	$207	$(538)	$396

(r)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are quantitatively tested on an annual basis for impairment. Liquor licenses are included in other assets in the accompanying balance sheets.

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

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative costs in the accompanying condensed consolidated income statements. The Company incurred approximately $77 thousand and $54 thousand in advertising expenses for the three months ended June 30, 2024 and June 30, 2023, respectively. The Company incurred approximately $90 thousand in advertising expenses for both the six month periods ended June 30, 2024 and 2023, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

(u)
Risks and Uncertainties.

Management continues to evaluate the potential impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position and the results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(v)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. During the year ended December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the six months ended June 30, 2024 and June 30, 2023.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended June 30, 2024 and June 30, 2023, we recorded an aggregate benefit of $200 thousand and $1.3 million, respectively, in our condensed consolidated income statements to reflect the ERC. During the six months ended June 30, 2024 and 2023, the Company recorded an aggregate benefit of $200 thousand and $2.5 million, respectively, in our condensed consolidated income statements to reflect the ERC.

(x) Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc.’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at June 30, 2024.

(y) Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted-average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock for the periods after the closing of the IPO on June 30, 2023. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Income per Share.”

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statements commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition consisted of $6.0 million, payable in cash. During the three months ended March 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated income statements.

The following table summarizes the fair value of GKBH’s assets and liabilities at the acquisition date, and the resulting goodwill.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

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

The following table presents unaudited consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2023.

	Three months ended June 30,		For the six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Revenue	$53,860	$48,413	$106,449	$94,104
Net income before taxes	2,075	7,678	2,828	12,590

Earnings per common share:
Basic	$0.06	$-	$0.08	$-
Diluted	$0.06	$-	$0.08	$-

The unaudited pro forma financial information reflects the acquisition of GKBH by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of GKBH actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or results of operations. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the unaudited pro forma financial information.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

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

As of June 30, 2024, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds and U.S. treasury securities.

		Fair Value Measurements at June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$3,475	$3,475	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$20,858	$20,858	$—	$—

		Fair Value Measurements at December 31, 2023
Money Market Account (included in Cash and Cash Equivalents)	$9,079	$9,079	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$20,322	$20,322	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

(in thousands)	June 30, 2024	December 31, 2023

Equipment	14,331	12,387
Furniture and fixtures	6,104	5,467
Leasehold improvements	49,613	43,022
Other assets	414	414
Construction in progress	4,743	4,894
	$75,205	$66,184
Less accumulated depreciation and amortization	(35,577)	(32,277)
Property and Equipment, Net	$39,628	$33,907

The construction in progress balance on June 30, 2024 and December 31, 2023 is related to new restaurants being developed for openings expected in 2024 and 2025.

Total depreciation and amortization for the three months ended June 30, 2024 and June 30, 2023 was $1.7 million and $1.1 million, respectively, of which $5 thousand and $61 thousand for those periods were related to assets acquired under a finance lease.

Total depreciation and amortization for the six months ended June 30, 2024 and June 30, 2023 was $3.3 million and $2.3 million, respectively, of which $36 thousand and $89 thousand for those periods were related to assets acquired under a finance lease.

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH, which operates a GEN restaurant in Hawaii. The Company accounted for this investment as an equity method investment since the Company did not control major operational and financial decisions, which required consent from the previous co-owner.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

On February 18, 2024, the Company purchased the remaining 50% membership interest for a total purchase price of $6.0 million and controls 100% of GKBH as of the acquisition date. See (Note 3. Business Combinations.)

Prior to the purchase of the remaining 50% membership interest in GKBH, during the six months ended June 30, 2024, and June 30, 2023, the Company received distributions of $0 thousand and $500 thousand, respectively, from GKBH.

A summary of the GKBH financial position as of December 31, 2023 and results of operations for the three and six months ended June 30, 2023 is as follows (unaudited):

(in thousands)	December 31, 2023
Current assets	808
Noncurrent assets	2,290
Current liabilities	972
Noncurrent liabilities	1,064

	Three months ended	Six months ended
(in thousands)	June 30, 2023	June 30, 2023
Net sales or gross revenue	1,940	3,769
Operating income	1,309	2,542
Net income	172	933
Net income attributable to the entity	86	467

(7)
Line of Credit

During March 2022 the Company entered into a line of credit for $8.0 million with Pacific City Bank (“PCB”). The line of credit matured on September 3, 2023, and bore interest at a variable interest rate which was defined as the Wall Street Journal Prime Rate plus 1.75%, resulting in an interest rate of 10.25% on August 16, 2023, when paid in full. On August 16, 2023, the Company repaid in full the obligation under the line of credit plus accrued interest.

On September 29, 2023, the Company entered into a new line of credit agreement for $20.0 million with PCB. The line of credit matures on September 25, 2024, and bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, plus 0.25% resulting in a rate of 8.75% as of June 30, 2024. The available balance was $20.0 million at June 30, 2024 and December 31, 2023 with no draw against the line of credit.

(8)
Notes Payable

Note Payable to WDI

On February 18, 2024, the Company finalized an agreement with WDI International, Inc. (“WDI”), to acquire the remaining 50% ownership stake in GKBH, along with securing rights for participation in upcoming restaurant ventures in Hawaii, at a valuation of $6.0 million. Subsequently, on the same date, the Company disbursed $3.0 million in cash and committed to a promissory note amounting to $3.0 million as per the terms of the agreement. The note is non-interest bearing and is due August 16, 2024.

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

Economic Injury Disaster Loan (“EIDL”)

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

On July 1, 2020, the Company executed the standard loan documents for restaurants required for securing EIDL from the United States Small Business Administration under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both June 30, 2024 and December 31, 2023, the total principal amount of the EIDLs was $4.4 million, and the proceeds were used for working capital purposes. Interest on the EIDLs accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of June 30, 2024 and December 31, 2023, the loan balance outstanding was $238 thousand and $271 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of June 30, 2024:

(in thousands)
2024 - remaining	$3,149
2025	179
2026	189
2027	146
2028	117
Thereafter	3,851
$7,631
Less current portion of notes payable	(3,206)
Long term portion	$4,425

(9)
Related Party Notes Payable

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. As of June 30, 2024, the loan balance outstanding was $310 thousand. The loan bears interest of 3.00% per year and matures on November 25, 2024.

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

The aggregate maturities of notes payable to related parties as of June 30, 2024, are as follows:

(in thousands)
Total related party notes payable	$310
Less current portion of notes payable:	$(310)
Notes Payable, net of current portion:	$-

Interest expense incurred for the related party debt was $25 thousand and $45 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

Interest expense incurred for the related party debt was $50 thousand and $68 thousand for the six months ended June 30, 2024 and June 30, 2023, respectively.

Issuance of Common Stock for Repayment of Notes Payable to Related Parties and Advances from Members

During the second quarter of 2024, the Company satisfied $2.7 million of notes payable to related parties and advances from members through cash payments of $864 thousand, the issuance of Class A common stock valued at $550 thousand, and offset against $1.3 million of advances to satisfy certain costs incurred by the Company relating to the restructuring transaction in connection with the IPO.

(10)
Leases

At inception of a contract, the Company assesses whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment and kitchen equipment. The leases have remaining lease terms of less than 1 year to up to 25 years, including options to extend many of the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023:

(in thousands)		Three months ended June 30,		Six months ended June 30,

Operating lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$2,988	$2,253	$5,747	$4,443
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,401	1,420	2,935	2,661
Total operating lease cost		$4,389	$3,673	$8,682	$7,104

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	June 30, 2024	December 31, 2023
Operating lease assets	$122,560	$99,255
Operating lease liabilities, current	4,516	4,535
Operating lease liabilities, net of current portion	135,071	110,501
Total operating lease liabilities	$139,587	$115,036

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

Finance lease assets, net (in thousands)	June 30, 2024	December 31, 2023
Property and equipment	$444	$902
Accumulated depreciation	(442)	(861)
Property and equipment, net	$2	$41

Finance lease liabilities (in thousands)	June 30, 2024	December 31, 2023
Obligations under finance leases, current	$56	$125
Obligations under finance leases, net of current portion	—	—
Total finance lease liabilities	$56	$125

June 30, 2024
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.2
Finance leases	0.4
Weighted-Average Discount Rate
Operating leases	6.71%
Finance leases	7.45%

Maturities of lease liabilities as of June 30, 2024:

	Operating Leases	Finance Leases
(in thousands)
2024 - remaining	$6,050	$57
2025	13,680	—
2026	14,121	—
2027	14,434	—
2028	14,655	—
Thereafter	172,398	—
Total undiscounted lease payments	$235,338	$57
Present value discount/interest	(95,751)	(1)
Present value	139,587	56
Lease liabilities, current	4,516	56
Lease liabilities, net of current	135,071	—
Total operating lease liability	$139,587	$56

As of June 30, 2024, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $50.0 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2024 and in fiscal year 2025 will have lease terms, including option periods, of 10 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On June 30, 2024 and June 30, 2023 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	June 30, 2024	June 30, 2023
Property and equipment	444	902
Less accumulated depreciation and amortization	(442)	(804)
Property and equipment, net	$2	$98

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated income statement.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

(11)
Commitments and Contingencies
(a)
Commitments

On November 23, 2016, pursuant to the U.S. government’s Immigrant Investor Program, commonly known as the EB-5 program (the “EB-5 Program”), Gen Restaurant Investment, LLC entered into an operating agreement with an investor (the “EB-5 Investor”). Under the terms and conditions of the EB-5 program, the Company is subject to certain job creation requirements.

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

The Company is a party to several lawsuits brought in Los Angeles County, California by ex-employees alleging labor law violations. The Company plans to continue to defend against these claims and does not expect the outcome of these lawsuits to have a material impact on the financial statements of the Company.

(12)
Income Taxes

Income Taxes, General

As a result of the IPO and the related transactions, the Company owns a portion of the common units of the Operating Company, which is treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its members in accordance with the terms of the Operating Agreement. The Company is subject to U.S. federal, state and local income taxes based on its share of the Operating Company’s pass-through taxable income.

The effective tax rate differs from the statutory tax rate primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes.

For the six months ended June 30, 2024, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended June 30, 2024, the Company recorded an income tax expense of $11 thousand. The Company’s effective income tax rate before discrete items for the three months ended June 30, 2024 was 1.13%.

For the six months ended June 30, 2024, the Company recorded an income tax expense of $83 thousand. The Company’s effective income tax rate before discrete items for the six months ended June 30, 2024 was 1.34%.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

During the three and six months ended June 30, 2024 and 2023, respectively, management performed an assessment of the realizability of our deferred tax assets based upon which management determined that it is not more likely than not that the results of operations will generate sufficient taxable income to realize portions of the net operating loss benefits. Consequently, we established a full valuation allowance against our deferred tax assets and reflected a carrying balance of $0 as of June 30, 2024 and December 31, 2023, respectively. In the event that management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance will be made, which would reduce the provision for income taxes.

Uncertain Tax Positions

For the three and six months ended June 30, 2024 and 2023, respectively, we did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties. The Company is subject to audit examination for federal and state purposes for the years 2018 - 2022.

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

As of June 30, 2024, the Company had a liability related to its projected obligations under the TRA of $584 thousand, which is reflected on the Company’s condensed consolidated balance sheet in “Tax receivable agreement liability”. During the six months ended June 30, 2024, Gen Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated financial statements.

As of June 30, 2024, the Company owned 14.6% of the economic interests in the Operating Company, with the remaining 85.4% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

The Company purchased approximately $189 thousand and $528 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang's direct family. The Company purchased approximately $424 thousand and $1.3 million of supplies from PGD for the six months ended June 30, 2024 and June 30, 2023, respectively.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc., a third party which shares offices with Mr. Jae Chang, our Co-Chief Executive Officer. Pursuant to the agreement, the Company paid approximately $0.5 million

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

during the three months ended June 30, 2023 and $1.1 million during the six months ended June 30, 2023. Following the IPO this management agreement was terminated effective July 1, 2023.

The Company purchased $2.8 million of food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for the three months ended June 30, 2023. The Company purchased approximately $6.4 million of food from Wise for the six months ended June 30, 2023. No purchases were made from Wise in 2024.

On August 29, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ignite Enterprise, LLC, (“Ignite”), 100% owned by Mr. David Kim, our Co-Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The Company paid $1.4 million for the three months ended June 30, 2023, and paid approximately $2.3 million for the six months ended June 30, 2023. Following the IPO this agreement was terminated effective July 1, 2023.

As of December 31, 2023, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim for purchases of fixed assets during 2018. During the three and six months ended June 30, 2024, GEN Mountain View paid $48 thousand and $80 thousand, respectively, towards this payable. The balance at June 30, 2024 was $72 thousand.

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

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. As a result, a calculation of basic and diluted earnings per unit for the three and six months ended June 30, 2023 was not presented in the accompanying condensed consolidated unaudited financial statements as a denominator to the calculation could not be determined.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023

Numerator:
Net income	$2,064	$85	$5,761	$85
Less: Net income attributable to non-controlling interest	1,787	74	4,990	74
Net income attributable to Class A common stockholders	$277	$11	$771	$11
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	4,572	4,249	4,446	4,249
Weighted-average shares of Class A common stock outstanding - diluted	4,572	4,249	4,446	4,249

Net income per share of Class A common stock - basic	$0.06	$—	$0.17	$—
Net income per share of Class A common stock - basic and diluted	$0.06	$—	$0.17	$—

For the three and six months ended June 30, 2024, 27,886,912 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The total stock based compensation for the three and six months ended June 30, 2024 was $759 thousand and $1.5 million, respectively, and is included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2023	1,209
Granted	-
Vested	(117)
Canceled	-
Non-vested as of June 30, 2024	1,092

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $11.5 million as of June 30, 2024, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2024 and 2023

(17)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through July 31, 2024, the date at which the condensed consolidated financial statements were issued.

Note Payable

During the month of July 2024 the Company entered a new loan document with Pacific City Bank in the amount of $3,000,000, the loan matures during July 2026, and bears interest at 8.75%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). The terms “we”, “our”, and “us” as used herein refer to GEN Restaurant Group, LLC (the “Operating Company”) and its consolidated subsidiaries prior to our IPO and reorganization transactions completed in June 2023 that are described in this Form 10-Q (the “Transactions”), and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

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

We expect to continue growing our number of restaurants in the future. Our new restaurants have generated average payback periods of approximately 1.4 years prior to the IPO. The projected payback periods for new restaurants range from 2.0 to 2.5 years. Restaurants range in size from 4,500 to 12,000 square feet, and are typically located in high-activity commercial areas.

Business Trends

Our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2023, we opened six new restaurants and through June 2024, we opened three restaurants in Seattle, WA, Dallas, TX, and Jacksonville, FL. As of June 30, 2024 we have sixteen new restaurant locations with leases that have been signed, including eight leases signed during the second quarter of 2024. These locations are in El Paso, TX, La Jolla (San Diego), CA, Waco, TX, Kona, HI, Allston (Boston), MA, Cary, NC, Nashville, TN and Tucson, AZ. We currently expect to open seven to eight additional restaurants during 2024.

Recent Events Concerning Our Financial Position

We have received approximately $16.8 million in Restaurant Revitalization Fund, or RRF, grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2023 and June 30, 2024. During the year ended December 31, 2022 we received $2.6 million in additional Economic Injury Disaster Loans, or “EIDLs”. There are no additional EIDLs expected. The EIDLs mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDLs are from $700 to $9,770. As of June 30, 2024, the balance outstanding on the EIDLs was approximately $4.4 million.

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2024 and bears interest at a variable rate per annum equal to 8.75% as of June 30, 2024. No amounts have been borrowed under the line of credit as of June 30, 2024 and December 31, 2023.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, consulting fees paid to a related party, gain on extinguishments of debt, RRF grants, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

The following table shows the AUV for the twelve months ended June 30, 2024 and June 30, 2023 :

	Twelve months ended June 30,
	2024	2023
(in thousands)
Average Unit Volume	$5,706	$5,981

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

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comparable restaurant sales change (%)	-5.6%	1.4%	-3.8%	N/A
Comparable restaurant base	33	28	33	N/A

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2021 and 2020 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Restaurant activity
Beginning of period	39	31	37	31
Openings	1	3	3	3
Closings	—	—	—	—
End of period	40	34	40	34

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 12 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended June 30, 2024 and June 30, 2023:

	Twelve Months Ended June 30,
	2024	2023
Revenue per square foot	$841	$897

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

Consulting fees — related party. Consulting fees include expenses paid to a related party entity, which provided for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services were for 21 of the restaurants, and such consulting fees were only paid to the extent we had adequate resources. Following the effective date of our IPO, these consulting fees were eliminated as services transitioned to us, although corporate general and administrative expenses increased correspondingly.

Management fees. Management fees include expenses paid to a related third-party entity, which provided fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees were eliminated and corporate general and administrative expenses increased correspondingly.

Depreciation and amortization - corporate. These are periodic non-cash charges at the corporate level that consist of depreciation of fixed assets, including equipment, information systems software and capitalized leasehold improvements, if any. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to seven years.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended June 30, 2024 and June 30, 2023, $0.2 million and $1.3 million respectively, of these credits were received and recorded.

Other income (loss). Other gain (loss) consists of one-time legal accruals and other miscellaneous items.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income (expense), net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on deposits and notes receivable.

Equity in income (loss) of equity method investee. Equity in income (loss) of equity method investee reflected our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024.

Provision for income taxes. Represents federal, state, and local current and deferred income tax expense.

Results of Operations for the three months ended June 30, 2024 and June 30, 2023

The following table presents selected comparative results of operations for the three months ended June 30, 2024 and June 30, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three months ended June 30,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%

Revenue	$53,860	$46,473	$7,387	15.9%
Restaurant operating expenses:
Food cost	17,700	14,786	2,914	19.7%
Payroll and benefits	16,362	14,323	2,039	14.2%
Occupancy expenses	4,389	3,673	716	19.5%
Operating expenses	5,358	4,299	1,059	24.6%
Depreciation and amortization	1,706	1,131	575	50.8%
Pre-opening costs	1,645	881	764	86.7%
Total restaurant operating expenses	47,160	39,093	8,067	20.6%
General and administrative	5,058	1,958	3,100	158.3%
Consulting fees - related party	—	1,445	(1,445)	(100.0)%
Management fees	—	589	(589)	(100.0)%
Depreciation and amortization - corporate	29	18	11	61.1%
Total costs and expenses	52,247	43,103	9,144	21.2%
Income from operations	1,613	3,370	(1,757)	(52.1)%
Employee retention credits	200	1,318	(1,118)	(84.8)%
Other income (loss)	—	(7)	7	(100.0)%
Interest income (expense), net	262	(207)	469	(226.6)%
Equity in income (loss) of equity method investee	—	86	(86)	(100.0)%
Net Income before income taxes	2,075	4,560	(2,485)	(54.5)%
Provision for income taxes	(11)	(96)	85	(88.5)%
Net income	2,064	4,464	(2,400)	(53.8)%
Net Income attributable to noncontrolling interest	1,787	504	1,283	254.6%
Net income attributable to GEN Restaurant Group, Inc.	$277	$3,960	$(3,683)	(93.0)%

	% of Revenue
	Three months ended June 30,
	2024	2023
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	32.9%	31.8%
Payroll and benefits	30.4%	30.8%
Occupancy expenses	8.1%	7.9%
Operating expenses	9.9%	9.3%
Depreciation and amortization	3.2%	2.4%
Pre-opening costs	3.1%	1.9%
Total restaurant operating expenses	87.6%	84.1%
General and administrative	9.4%	4.2%
Consulting fees - related party	0.0%	3.1%
Management fees	0.0%	1.3%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	97.0%	92.7%
Income from operations	3.0%	7.3%
Employee retention credits	0.4%	2.8%
Other income (loss)	0.0%	(0.0)%
Interest income (expense), net	0.5%	(0.4)%
Equity in income (loss) of equity method investee	0.0%	0.2%
Net Income before income taxes	3.9%	9.8%
Provision for income taxes	(0.0)%	(0.2)%
Net income	3.8%	9.6%
Net Income attributable to noncontrolling interest	3.3%	1.1%
Net income attributable to GEN Restaurant Group, Inc.	0.5%	8.5%

Revenues. Revenues were $53.9 million for the three months ended June 30, 2024, compared to $46.5 million for the three months ended June 30, 2023, an increase of $7.4 million, or 15.9%. This reflects revenue increases due to having 40 restaurants open in the three months ended June 30, 2024 compared to 34 restaurants open in the three months ended June 30, 2023

Food costs. Food costs were $17.7 million for the three months ended June 30, 2024, compared to $14.8 million for the three months ended June 30, 2023, an increase of $2.9 million, or 19.7%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 31.8% to 32.9%.

Payroll and benefits. Payroll and benefits costs were $16.4 million for the three months ended June 30, 2024, compared to $14.3 million for the three months ended June 30, 2023, an increase of $2.0 million, or 14.2%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs decreased slightly from 30.8% to 30.4%.

Occupancy expenses. Occupancy expenses were $4.4 million for the three months ended June 30, 2024 compared to $3.7 million for the three months ended June 30, 2023, an increase of $0.7 million, or 19.5%. The increase in occupancy expenses reflects the addition of six new locations. As a percentage of revenue, occupancy expenses were 8.1% in the three months ended June 30, 2024 compared to 7.9% in the three months ended June 30, 2023.

Operating expenses. Operating expenses were $5.4 million for the three months ended June 30, 2024 compared to $4.3 million for the three months ended June 30, 2023, an increase of $1.1 million, or 24.6%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 9.9% in the three months ended June 30, 2024 and 9.3% in the three months ended June 30, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1.7 million for the three months ended June 30, 2024 and $1.1 million for the three months ended June 30, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.2% during the three months ended June 30, 2024 and 2.4% during the three months ended June 30, 2023, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $1.6 million for the three months ended June 30, 2024 compared to $0.9 million for the three months ended June 30, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $5.1 million for the three months ended June 30, 2024 compared to $2.0 million for the three months ended June 30, 2023, an increase of $3.1 million, or 158.3%. As a percentage of revenue, general and administrative expenses increased from 4.2% for the three months ended June 30, 2023 to 9.4% for the three months ended June 30, 2024 as costs shifted post-IPO from consulting and management fees previously paid to related parties and additional costs were incurred to operate as a public company.

Consulting fees - related party. Consulting fees were $0 for the three months ended June 30, 2024 compared to $1.4 million for the three months ended June 30, 2023. These fees were eliminated following the IPO.

Management Fees. We did not incur management fees during the three months ended June 30, 2024 compared to $0.6 million for the three months ended June 30, 2023. This includes expenses paid to a related third-party entity, which consisted of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO.

Employee retention credits. During the three months ended June 30, 2024, we received approximately $0.2 million in employee retention credits from the IRS, compared to $1.3 million received in the three months ended June 30, 2023.

Other income (loss). These were immaterial amounts in the three months ended June 30, 2024 and 2023.

Interest income (expense), net. During the three months ended June 30, 2024, interest income (expense), net was $262 thousand in income compared to $207 thousand in expense during the three months ended June 30, 2023. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in income (loss) of equity method investee. We did not have equity in income (loss) of equity method investee during the three months ended June 30, 2024, but we had $86 thousand during the three months ended June 30, 2023. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

Results of Operations for the six months ended June 30, 2024 and June 30, 2023

	Six Months Ended June 30,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%

Revenue	$104,620	$90,335	$14,285	15.8%
Restaurant operating expenses:
Food cost	34,668	29,091	5,577	19.2%
Payroll and benefits	32,514	27,975	4,539	16.2%
Occupancy expenses	8,682	7,104	1,578	22.2%
Operating expenses	10,457	8,425	2,032	24.1%
Depreciation and amortization	3,243	2,244	999	44.5%
Pre-opening costs	3,547	1,400	2,147	153.4%
Total restaurant operating expenses	93,111	76,239	16,872	22.1%
General and administrative	9,731	4,013	5,718	142.5%
Consulting fees - related party	—	2,325	(2,325)	(100.0)%
Management fees	—	1,176	(1,176)	(100.0)%
Depreciation and amortization - corporate	57	37	20	54.1%
Total costs and expenses	102,899	83,790	19,109	22.8%
Income from operations	1,721	6,545	(4,824)	(73.7)%
Employee retention credits	200	2,483	(2,283)	(91.9)%
Other income (loss)	—	(7)	7	(100.0)%
Gain on remeasurement of previously held interest	3,402	—	3,402	100.0%
Interest income (expense), net	538	(396)	934	(235.9)%
Equity in income (loss) of equity method investee	(17)	467	(484)	(103.6)%
Income before income taxes	5,844	9,092	(3,248)	(35.7)%
Provision for income taxes	(83)	(96)	13	(13.5)%
Net income	5,761	8,996	(3,235)	(36.0)%
Net Income attributable to noncontrolling interest	4,990	901	4,089	453.8%
Net income attributable to GEN Restaurant Group, Inc.	$771	$8,095	$(7,324)	(90.5)%

	% of Revenue
	Six Months Ended June 30,
	2024	2023

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	33.1%	32.2%
Payroll and benefits	31.1%	31.0%
Occupancy expenses	8.3%	7.9%
Operating expenses	10.0%	9.3%
Depreciation and amortization	3.1%	2.5%
Pre-opening costs	3.4%	1.5%
Total restaurant operating expenses	89.0%	84.4%
General and administrative	9.3%	4.4%
Consulting fees - related party	—	2.6%
Management fees	—	1.3%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	98.4%	92.8%
Income from operations	1.6%	7.2%
Employee retention credits	0.2%	2.7%
Other income (loss)	0.0%	(0.0)%
Gain on remeasurement of previously held interest	3.3%	(0.0)%
Interest income (expense), net	0.5%	(0.4)%
Equity in income of equity method investee	0.0%	0.5%
Income before income taxes	5.6%	10.1%
Provision for income taxes	(0.1)%	(0.1)%
Net income	5.5%	10.0%
Net Income attributable to noncontrolling interest	4.8%	1.0%
Net income attributable to GEN Restaurant Group, Inc.	0.7%	9.0%

Revenues. Revenues were $104.6 million for the six months ended June 30, 2024, compared to $90.3 million for the six months ended June 30, 2023, an increase of $14.3 million, or 15.8%. This reflects revenue increases due to having 40 restaurants open in the six months ended June 30, 2024 compared to 34 restaurants open in the six months ended June 30, 2023.

Food costs. Food costs were $34.7 million for the six months ended June 30, 2024, compared to $29.1 million for the six months ended June 30, 2023, an increase of $5.6 million, or 19.2%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 32.2% to 33.1%.

Payroll and benefits. Payroll and benefits costs were $32.5 million for the six months ended June 30, 2024, compared to $28.0 million for the six months ended June 30, 2023, an increase of $4.5 million, or 16.2%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs increased slightly from 31.0% to 31.1%.

Occupancy expenses. Occupancy expenses were $8.7 million for the six months ended June 30, 2024, compared to $7.1 million for the six months ended June 30, 2023, an increase of $1.6 million, or 22.2%. The increase in occupancy expenses reflects the addition of eight new locations. As a percentage of revenue, occupancy expenses were 8.3% in the six months ended June 30, 2024 compared to 7.9% in the six months ended June 30, 2023.

Operating expenses. Operating expenses were $10.5 million for the six months ended June 30, 2024 compared to $8.4 million for the six months ended June 30, 2023, an increase of $2.0 million, or 24.1%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.0% in the six months ended June 30, 2024 and 9.3% in the six months ended June 30, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $3.2 million for the six months ended June 30, 2024 and $2.2 million for the six months ended June 30, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.1% during the six months ended June 30, 2024 and 2.5% during the six months ended June 30, 2023, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $3.5 million for the six months ended June 30, 2024 compared to $1.4 million for the six months ended June 30, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $9.7 million for the six months ended June 30, 2024 compared to $4.0 million for the six months ended June 30, 2023, an increase of $5.7 million, or 142.5%. As a percentage of revenue, general and administrative expenses increased from 4.4% for the six months ended June 30, 2023 to 9.3% for the six months ended June 30, 2024 as costs shifted post-IPO from consulting and management fees previously paid to related parties and additional costs were incurred to operate as a public company.

Consulting fees - related party. We did not incur consulting fees-related party during the six months ended June 30, 2024 compared to $2.3 million for the six months ended June 30, 2023. These fees were eliminated following the IPO.

Management Fees. We did not incur management fees for the six months ended June 30, 2024, compared to $1.2 million for the six months ended June 30, 2023. This includes expenses paid to a related third-party entity, which consisted of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO.

Employee retention credits. During the six months ended June 30, 2024, we received approximately $0.2 million in employee retention credits from the IRS, compared to $2.5 million received in the six months ended June 30, 2023.

Other income (loss). These were immaterial amounts in the six months ended June 30, 2024 and 2023.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income (expense), net. During the six months ended June 30, 2024 interest income (expense), net was $0.5 million of income compared to $0.4 million of expense during the six months ended June 30, 2023. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in income (loss) of equity method investee. We did not have equity in income of equity method investee during the six months ended June 30, 2024, compared to $467 thousand during the six months ended June 30, 2023. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, income taxes, depreciation and amortization, and we also exclude non-recurring items and certain other non-cash items, such as gain on extinguishment of debt, stock-based compensation expense, RRF grants, consulting fees paid to a related party, employee retention credits, litigation accruals, aborted deferred IPO costs written off, non-cash lease expense and non-cash lease expense related to pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures depict normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2024 and June 30, 2023.

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

EBITDA:
Net income	$2,064	$4,464	$5,761	$8,996
Net Income Margin	3.8%	9.6%	5.5%	10.0%
Interest income (expense), net	(262)	207	(538)	396
Provision for income taxes	11	96	83	96
Depreciation and amortization	1,735	1,149	3,300	2,281
EBITDA	$3,548	$5,916	$8,606	$11,769
EBITDA Margin	6.6%	12.7%	8.2%	13.0%

Adjustments to EBITDA:
EBITDA	$3,548	$5,916	$8,606	$11,769
Stock-based compensation expense (1)	759	—	1,518	—
Consulting fees - related party (2)	—	1,445	—	2,325
Employee retention credits (3)	(200)	(1,318)	(200)	(2,483)
Non-cash lease expense (4)	192	99	376	159
Non-cash lease expense related to pre-opening costs (5)	576	206	941	426
Adjusted EBITDA	$4,875	$6,348	$11,241	$12,196
Adjusted EBITDA Margin	9.1%	13.7%	10.7%	13.5%

(1)
Stock-based compensation expense: During the first quarter and second quarter of 2024 we incurred expenses related to the granting of Restricted Stock Units (“RSUs”) to employees.
(2)
Consulting fees—related party: These costs ended following the completion of the IPO.
(3)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(4)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent.
(5)
Non-cash lease expense related to pre-opening costs: Cost for restaurants in development in which the lease expense is greater than the contractual rent.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three and six months ended June 30, 2024 and June 30, 2023:

(amounts in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Income from Operations	$1,613	$3,370	$1,721	$6,545
Income Margin from Operations	3.0%	7.3%	1.6%	7.2%
Depreciation and amortization	1,735	1,149	3,300	2,281
Pre-opening costs	1,645	881	3,547	1,400
General and administrative	5,058	1,958	9,731	4,013
Consulting fees - related party	—	1,445	—	2,325
Management Fees	—	589	—	1,176
Non-cash lease expense	192	99	376	159
Restaurant-Level Adjusted EBITDA	$10,243	$9,491	$18,675	$17,899
Restaurant-Level Adjusted EBITDA Margin	19.0%	20.4%	17.9%	19.8%

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

Liquidity and Capital Resources

As of June 30, 2024 we had $29.2 million of cash and $1.7 million of working capital, which is calculated as current assets minus current liabilities, compared with $32.6 million in cash and $5.5 million of working capital as of December 31, 2023. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO certain companies within GEN Restaurant Group made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the Transactions, mandate annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We determined the amount of these distributions based on the operating cash flow of each such entity.

We believe that cash provided by operating activities and cash on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

Upon consummation of the IPO, GEN Inc. became a holding company with no operations of its own. Accordingly, GEN Inc. is dependent on distributions from GEN LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses.

In connection with the Transactions, certain members of GEN LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain tax benefits resulting from sales and exchanges by certain members of GEN LLC. We expect that payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $117.2 million through 2037. Under such scenario we would be required to pay certain members of GEN LLC 85% of such amount, or approximately $99.6 million through 2037.

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

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30,
	2024	2023
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$9,070	$10,548
Net cash (used in) provided by investing activities	(11,383)	6,005
Net cash (used in) provided by financing activities	(1,089)	27,239

Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024 was $9.1 million, the result of net income of 5.7 million, adjusted by non-cash charges of depreciation and amortization of $3.3 million, amortization of operating lease assets of $3.7 million, stock-based compensation of $1.5 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $1.3 million.

Net cash provided by operating activities during the six months ended June 30, 2023 was $10.5 million, the result of net income of $9.0 million, adjusted by non-cash charges of depreciation and amortization of $2.3 million, and amortization of operating lease assets of $2.3 million, and net cash outflows of approximately $2.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable of $2.8 million.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $11.4 million, reflecting $8.4 million for the purchase of property and equipment and a $3.0 million payment for the acquisition of the remaining ownership interest in GKBH.

Net cash provided in investing activities during the six months ended June 30, 2023 was $6.0 million, reflecting $10.8 million in net payments from a related party, partially offset by $4.8 million for the purchase of property and equipment.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 was $1.1 million, primarily due to payments to members for advances of $0.9 million.

Net cash provided by financing activities during the six months ended June 30, 2023 was $27.2 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock issued in the IPO transaction, offset by $18.3 million in member distributions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of June 30, 2024:

	Payments Due by Period as of June 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(amounts in thousands)
Operating lease payments (1)	$235,338	$6,050	$27,801	$29,089	$172,398
Finance lease payments (2)	56	56	0	—
Notes payable (3)	7,631	3,149	368	263	3,851
Notes payable interest (4)	2,874	141	344	313	2,076
Notes payable - related party (5)	310	310	—	—	—
Notes payable - related party interest (6)	127	127	—	—	—
Total Contractual obligations	$246,336	$9,833	$28,513	$29,665	$178,325

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023 we did not have any material off-balance sheet arrangements.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Adopted Accounting Pronouncements

Please see “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” to the financial statements included in this Quarterly Report.

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

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of June 30, 2024, due to material weaknesses in internal control over financial reporting, that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) None.

(b) Not applicable.

(c) None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officers Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: July 31, 2024	By:	/s/ David Kim
David Kim
Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 31 , 2024	By:	/s/ Jae Chang
Jae Chang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Thomas V. Croal
Thomas Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)