Form 10-Q
period 2024-09-30
GEN Restaurant Group, Inc.
filed 2024-11-12
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 10, 2024 the registrant had 4,913,064 shares of Class A common stock, $0.001 par value per share, outstanding and 27,886,912 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	September 30, 2024	December 31, 2023
	(unaudited)
Current assets:
Cash and cash equivalents	$22,053	$32,631
Inventories	1,453	461
Accounts receivable	1,145	—
Prepaid expenses and other current assets	4,830	3,726
Total current assets	29,481	36,818
Equity method investment	—	523
Property and equipment, net	48,170	33,907
Goodwill	9,498	—
Operating lease assets	124,538	99,255
Deferred tax asset	12,960	12,618
Other assets	1,059	749
Total assets	$225,706	$183,870
Liabilities and equity
Current liabilities
Accounts payable	13,558	10,704
Accrued salaries and benefits	1,629	2,660
Accrued interest	78	42
Notes payable, current	1,677	165
Notes payable to related parties	310	1,197
Obligations under finance leases, current	34	125
Operating lease liabilities, current	4,869	4,535
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	—	2,704
Gift card liabilities	1,304	—
Other current liabilities	4,960	5,366
Total current liabilities	32,225	31,304
Notes payable, net of current portion	5,567	4,547
Tax receivable agreement liability	691	—
Operating lease liabilities, net of current portion	139,256	110,501
Total liabilities	177,739	146,352
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 4,913,064 shares issued and outstanding as of September 30, 2024 and 4,140,000 shares issued and outstanding as of December 31, 2023, respectively	5	4
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,886,912 shares issued and outstanding as of September 30, 2024 and 28,141,566 shares issued and outstanding as of December 31, 2023, respectively	28	28
Additional paid-in capital	11,888	7,112
Retained Earnings	1,120	322
Non-controlling interest	33,427	28,552
Total permanent equity	46,468	36,018
Total liabilities and stockholders’ equity	$225,707	$183,870

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC

Condensed Consolidated Income Statements

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenue	$49,105	$45,564	$153,726	$135,899
Restaurant operating expenses:
Food cost	15,442	14,523	50,110	43,614
Payroll and benefits	14,977	14,444	47,491	42,419
Occupancy expenses	4,116	3,772	12,799	10,876
Operating expenses	5,728	4,582	16,185	13,007
Depreciation and amortization	1,695	1,232	4,938	3,476
Pre-opening costs	1,807	723	5,354	2,123
Total restaurant operating expenses	43,765	39,276	136,877	115,515
General and administrative	5,221	3,802	14,952	7,815
Consulting fees - related party	—	—	—	2,325
Management fees	—	—	—	1,176
Depreciation and amortization - corporate	31	21	89	58
Total costs and expenses	49,017	43,099	151,918	126,889
Income from operations	88	2,465	1,808	9,010
Employee retention credits	—	—	200	2,483
Other income (loss)	—	—	—	(7)
Gain on remeasurement of previously held interest (see Note 3)	—	—	3,402	—
Interest income (expense), net	196	190	734	(206)
Equity in income (loss) of equity method investee	—	53	(17)	520
Net income before income taxes	284	2,708	6,127	11,800
Provision for income taxes	(115)	(74)	(198)	(171)
Net income	169	2,634	5,929	11,629
Less: Net income attributable to noncontrolling interest	144	2,297	5,133	3,198
Net income attributable to GEN Restaurant Group, Inc.	25	337	796	8,431

Net income attributable to Class A common stock per share - basic and diluted (1)	$25	$337	$796	$348

Weighted-average shares of Class A common stock outstanding - basic (1)	4,861	4,140	4,585	4,140
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,861	4,140	4,585	4,140

Net income per share of Class A common stock - basic (1)	$0.01	$0.08	$0.17	$0.08
Net income per share of Class A common stock - diluted (2)	$0.01	$0.08	$0.17	$0.08

(1) (2) Basic and diluted net income per share of Class A common stock is presented only for the period after the Company’s organization transactions effective June 30, 2023.

See Note 15 for calculation of net income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Nine months ended September 30, 2024 and September 30, 2023

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2022	-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Redemption of Class A and B common units										-
Net income		4,134							397	4,531
Member distributions		(3,059)								(3,059)
Balance, March 31, 2023	-	$(8,936)	-	$-	-	$-	$-	$-	$3,647	$(5,289)
Activity prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transactions		3,950							430	4,380
Conversion of related party loans to equity		871								871
Member distributions		(23,410)								(23,410)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,447)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,138			40,141
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,447						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							10,530			10,530
Activity subsequent to the initial public offering and related organizational transactions:
Net income								11	74	85
NCI Adjustment							(26,351)		26,351	-
Balance, June 30, 2023	-	$-	4,140,000	$4	28,141,566	$28	$3,602	$11	$26,425	$30,070
Net income								337	2,297	2,634
Stock-based compensation							759			759
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							1,548			1,548
Balance, September 30, 2023	-	$-	4,140,000.0	$4	28,141,566	$28	$5,909	$348	$28,722	$35,011

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands)	Shares	Amount	Shares	Amount	capital	Earnings	Interest
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						496	3,202	3,698
Stock-based compensation					759			759
Adjustment to tax liabilities and assets under TRA					(113)			(113)
Shares issued upon RSU vesting	117,304
Exchange of noncontrolling interest for Class A common stock	254,654		(254,654)		258		(258)	-
Balance, March 31, 2024	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362
Net income						$277	$1,787	2,064
Stock-based compensation					$759			$759
Issuance of Class A common stock	237,593				1,436			1,436
Contribution by shareholder in final IPO settlement					1,275			1,275
Balance, June 30, 2024	4,749,551	$4	27,886,912	$28	$11,486	$1,095	$33,283	$45,896
Net income						$25	$144	$169
Stock-based compensation					$734			$734
Shares issued upon RSU vesting	163,513	$1			$(1)
Adjustment to tax liabilities and assets under TRA					$(331)			$(331)
Balance, September 30, 2024	4,913,064	$5	27,886,912	$28	$11,888	$1,120	$33,427	$46,468

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
(in thousands)	2024	2023
	(unaudited)
Cash flows from operating activities
Net Income	$5,929	$11,629
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	5,027	3,534
Equity in income of equity method investee, net of distributions	17	60
Gain on remeasurement of previously held interest	(3,402)	—
Acquisition related costs	(370)	—
Stock-based compensation	2,252	759
Amortization of operating lease assets	5,415	3,506
Interest income earned on Notes receivable from related party	(33)	(133)
Deferred tax benefit	(95)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	—
Inventories	(993)	1,967
Prepaid expenses and other current assets	(1,069)	(1,986)
Other assets	(334)	(9)
Accounts payable	1,034	(2,817)
Accrued salaries and benefits	(1,031)	(929)
Accrued interest	36	56
Gift card liabilities	1,304	—
Other current liabilities	(413)	275
Operating lease liabilities	(1,610)	(2,475)
Income tax payable	—	49
Net cash provided by operating activities	10,519	13,486
Cash flows from investing activities
Proceeds from recovery of Notes receivable from related party	—	12,950
Advances made to related party	—	(2,100)
Purchase of property and equipment	(16,682)	(9,462)
Acquisition of GKBH, net of cash acquired	(5,976)	—
Net cash (used in) provided by investing activities	(22,658)	1,388
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting discount	—	46,167
Payments to members for advances	(881)	(2,000)
Advance from members	—	262
Payments for deferred offering costs	—	(2,061)
Payments on EIDL loans	(70)	(65)
Payments on finance leases	(91)	(149)
Payments on third party loans	(397)	(2,424)
Payments on related party loans	—	(2,088)
Payment on line of credit	—	(7,993)
Proceeds from line of credit	—	1,100
Proceeds from third party loans	3,000	1,300
Proceeds from related party loans	—	500
Member distributions	—	(26,469)
Net cash provided by financing activities	1,561	6,080
Net increase in cash and cash equivalents	(10,578)	20,954
Cash and cash equivalents at beginning of period	32,631	11,195
Cash and cash equivalents at end of the period	$22,053	$32,149
Supplemental disclosures of other cash flow information:
Cash paid for interest	$169	$284
Cash paid for taxes	114	95
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	2,747	737
Unpaid deferred offering costs	-	1,374
Leased assets obtained in exchange for new operating lease liabilities	30,698	11,430
Conversion of related party loans to equity	1,436	871
Issuance of promissory note for business acquisition	3,000	—
Contribution by shareholder in final IPO settlement	1,275	—

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc, Gen Restaurant Companies, LLC and its consolidated subsidiaries (the “Company”). All of the operations are owned by Gen Restaurant Companies, LLC. The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Washington, Florida, and Texas, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of September 30, 2024:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Restaurant Management, LLC	GRM	DE	Management

As of September 30, 2024, all of the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH and other rights and the Company now controls 100% of GKBH. As of September 30, 2024 and December 31, 2023, there were 41 and 37 restaurants in operation, respectively.

During the third quarter of 2024, the Company signed leases for three restaurants in Clearwater, FL, Naperville, IL, and South Austin (Southpark), TX.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company's financial results. The results of the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 and for any other interim period or future year.

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

September 30, 2024 and 2023

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

(d)
Goodwill

Goodwill is calculated under ASC 805-30-30, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

The Company estimates the fair value of the restricted stock units on the grant-date and recognizes the resulting fair value over the requisite service period. The fair value of each restricted stock unit or award is determined based upon the value of the common stock granted. The Company has elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of September 30, 2024 and December 31, 2023, there were deposits in excess of federally insured amounts of $1.0 million and $8.8 million, respectively.

	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of September 30, 2024
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$1,417	$—	$—	$1,417
U.S. Treasury Securities (included in cash and cash equivalents)	$17,000	$1,146	$—	$18,146
	$18,417	$1,146	$—	$19,563
Represent money market accounts. Excludes $2.5 million of cash and cash equivalents at September 30, 2024.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

(h)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc., or Sysco, an unrelated third-party, for a significant portion of its food supplies. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and nine months ended September 30, 2023, the Company did not purchase from Sysco. For the three and nine months ended September 30, 2024 Sysco accounted for approximately 68.4% and 68.9% of total food costs, respectively.

The Company previously relied on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the nine months ending September 30, 2024, the Company did not purchase from U.S. Foods. For the three months ended September 30, 2023, U.S. Foods accounted for approximately 52.9% of total food costs. For the nine months ended September 30, 2023, U.S. Foods accounted for approximately 45.0% of total food costs.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the three months ended September 30, 2024 and September 30, 2023, PGD accounted for approximately 3.4% and 13.7% of total operating expenses, respectively. For the nine months ended September 30, 2024 and 2023, PGD accounted for approximately 4.4% and 14.9% of total operating expenses, respectively.

The Company previously relied on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, for food supplies for 13 restaurants. For the three months and nine months ended September 30, 2024 the Company did not purchase from Wise. For the three months and nine months ended September 30, 2023, Wise accounted for approximately 26.8% and 23.6% of total food supplies, respectively.

During the three and nine months ended September 30, 2024, two third party vendors accounted for 20.6% and 15.1%, respectively of food costs.

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

During the third quarter of 2024, the Company sold gift cards to customers through a third party vendor and at restaurant locations. The gift cards do not have an expiration date. Gift card sales are recorded as a contract liability when sold and are recognized as revenue, net of discounts, when the gift card is redeemed. Once the Company has sufficient historical data to reasonably estimate the amount of gift cards for which redemption is remote (also referred to as “breakage”), the Company will recognize breakage over an appropriate period in proportion to historical redemption trends and classify as revenue. The Company also offers discounts on the gift cards sold to its customers. The discounts are recorded as sales discount when gift cards have been redeemed. Revenue recognized from the redemption of gift cards is included in restaurant revenue. The Company’s contract liability related to gift cards was $1.3 million as of September 30, 2024.

(k)
Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment under finance leases are stated at the present value of minimum lease payments.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

The estimated useful service lives are as follows:

Equipment	5 - 7 Years
Furniture and fixtures	5 - 7 Years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company capitalizes certain costs in conjunction with improvements to specific sites for planned future restaurants and in conjunction with construction of new restaurants. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the nine months ended September 30, 2024 and September 30, 2023 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of September 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Other Assets
Security Deposits	$835	$534
Liquor Licenses	224	215
Total Other Assets	$1,059	$749

Other Current Liabilities as of September 30, 2024 and December 31, 2023 consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Other Current Liabilities
Sales tax payable	$1,382	$1,447
Accrued percentage rent	1,060	1,163
Misc. accrued expenses	2,518	2,756
Total Other Current Liabilities	$4,960	$5,366

(m)
Advances from members

Advances from members consist of funding received from member owners. During the nine months ended September 30, 2024, the Company satisfied $2.7 million of advances from members through cash payments of $864 thousand, the issuance of Class A common stock valued at $550 thousand, and offsets against $1.3 million of advances to satisfy certain costs incurred by the Company relating to the restructuring transaction in connection with the IPO. As of September 30, 2024, the balance was $0 and as of December 31, 2023 the balance was $2.7 million.

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $1.8 million and $0.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $5.4 million and $2.1 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

September 30, 2024 and 2023

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

(p)
Long-Lived Assets

Long-lived assets are reviewed quarterly for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, undiscounted cash flows expected to be generated by that asset or asset group are compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not expected to be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. We assessed our long-lived assets for potential impairment with the result that no impairment charges were recorded in any of the periods presented.

(q)
Interest Income/Expense

A reconciliation of total interest cost to interest income/expense as reported in the condensed consolidated income statement for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$135	$216	$312	$733
Interest income	(331)	(406)	(1,046)	(527)
Interest (income) expense, net	$(196)	$(190)	$(734)	$206

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

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative costs in the accompanying condensed consolidated income statements. The Company incurred approximately $156 thousand and $42 thousand in advertising expenses for the three months ended September 30, 2024 and September 30, 2023, respectively. The Company incurred approximately $246 thousand and $131 thousand in advertising expenses for the nine months ended September 30, 2024 and 2023, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

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

(v)
Restaurant Revitalization Fund

Several of the Company’s restaurants received, between May and August 2021, a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. During the year ended December 31, 2021, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the nine months ended September 30, 2024 and September 30, 2023.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended September 30, 2024 and 2023, the Company did not receive any benefits related to the ERC. The Company recorded an aggregate benefit of $200 thousand and $2.5. million, respectively, in our condensed consolidated income statements to reflect the ERC for the nine months ended September 30, 2024 and 2023, respectively, in our condensed consolidated income statements to reflect the ERC.

(x) Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to GEN Inc.’s IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at September 30, 2024.

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

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statements commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition consisted of $6.0 million, payable in cash and a short term note payable. During the three months ended March 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated income statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

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

The following table presents unaudited consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2023.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Revenue	$49,105	$47,504	$155,555	$139,668
Net income before taxes	284	2,761	6,144	15,352

Earnings per common share:
Basic	$0.01	$0.09	$0.18	$0.13
Diluted	$0.01	$0.09	$0.18	$0.13

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

September 30, 2024 and 2023

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

As of September 30, 2024, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds and U.S. treasury securities.

		Fair Value Measurements at September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$1,417	$1,417	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$18,146	$18,146	$—	$—

		Fair Value Measurements at December 31, 2023
Money Market Account (included in Cash and Cash Equivalents)	$9,079	$9,079	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$20,322	$20,322	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

(in thousands)	September 30, 2024	December 31, 2023

Equipment	14,957	12,387
Furniture and fixtures	6,416	5,467
Leasehold improvements	51,481	43,022
Other assets	414	414
Construction in progress	12,206	4,894
	$85,474	$66,184
Less accumulated depreciation and amortization	(37,304)	(32,277)
Property and Equipment, Net	$48,170	$33,907

The construction in progress balance on September 30, 2024 and December 31, 2023 is related to new restaurants being developed for openings expected in 2024 and 2025.

Total depreciation and amortization for the three months ended September 30, 2024 and September 30, 2023 was $1.7 million and $1.2 million, respectively.

Total depreciation and amortization for the nine months ended September 30, 2024 and September 30, 2023 was $5.0 million and $3.5 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH, which operates a GEN restaurant in Hawaii. The Company accounted for this investment as an equity method investment since the Company did not control major operational and financial decisions, which required consent from the previous co-owner.

On February 18, 2024, the Company purchased the remaining 50% membership interest for a total purchase price of $6.0 million and controls 100% of GKBH as of the acquisition date. See “Note 3. Business Combinations.”

Prior to the purchase of the remaining 50% membership interest in GKBH, during the nine months ended September 30, 2024, and September 30, 2023, the Company received distributions of $0 thousand and $575 thousand, respectively, from GKBH.

A summary of the GKBH financial position as of December 31, 2023 and results of operations for the three and nine months ended September 30, 2023 is as follows (unaudited):

(in thousands)	December 31, 2023
Current assets	808
Noncurrent assets	2,290
Current liabilities	972
Noncurrent liabilities	1,064

	Three months ended September 30,	Nine months ended September 30,
(in thousands)	2023	2023
Net sales or gross revenue	1,888	5,657
Operating income	1,263	3,805
Net income	107	1,040
Net income attributable to the entity	53	520

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

On September 29, 2023, the Company entered into a new line of credit agreement for $20.0 million with PCB. The line of credit matures on September 25, 2025, and bears interest at a variable rate per annum equal to The Wall Street Journal Prime Rate, plus 0.25% resulting in a rate of 8.75% as of September 30, 2024. During September 2024, the line of credit was extended with a maturity date of September 25, 2025. The Company periodically uses the line of credit for short-term working capital needs. The available balance was $20.0 million at September 30, 2024 and December 31, 2023 with no draw against the line of credit.

(8)
Notes Payable

Note Payable to WDI

On February 18, 2024, the Company finalized an agreement with WDI International, Inc. (“WDI”), to acquire the remaining 50% ownership stake in GKBH, along with securing rights for participation in upcoming restaurant ventures in Hawaii, at a valuation of $6.0 million. Subsequently, on the same date, the Company disbursed $3.0 million in cash and committed to a promissory note amounting to $3.0 million as per the terms of the agreement. The note was non-interest bearing and was due August 16, 2024, at which time the note was paid in full on August 16, 2024.

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

September 30, 2024 and 2023

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

During the third quarter of 2024, the Company and a commercial bank entered into a loan agreement in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 8.25% as of September 30, 2024. The balance as of September 30, 2024 was $2.7 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for restaurants required for securing EIDLs from the United States Small Business Administration under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both September 30, 2024 and December 31, 2023, the total principal amount of the EIDLs was $4.4 million, and the proceeds were used for working capital purposes. Interest on the EIDLs accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of September 30, 2024 and December 31, 2023, the loan balance outstanding was $220 thousand and $271 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of September 30, 2024:

(in thousands)
2024 - remaining	$1,677
2025	1,366
2026	188
2027	113
2028	117
Thereafter	3,783
$7,244
Less current portion of notes payable	(1,677)
Long term portion	$5,567

(9)
Related Party Notes Payable

During 2022, the member owners loaned $1.9 million to the Company for the construction and pre-opening costs at the new GEN Webster restaurant location. As of September 30, 2024, the loan balance outstanding was $310 thousand. The loan bears interest of 3.00% per year and matures on November 25, 2024.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

Interest expense incurred for the related party debt was $0 and $38 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively.

Interest expense incurred for the related party debt was $52 thousand and $109 thousand for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The following table summarizes the operating and finance lease activities to the income statements for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, and balance sheets as of September 30, 2024 and December 31, 2024:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
Operating lease cost	Classification	2024	2023	2024	2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$2,996	$2,971	$8,774	$8,643
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,120	801	4,025	2,233
Total operating lease cost		$4,116	$3,772	$12,799	$10,876

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	September 30, 2024	December 31, 2023
Operating lease assets	$124,538	$99,255
Operating lease liabilities, current	4,869	4,535
Operating lease liabilities, net of current portion	139,256	110,501
Total operating lease liabilities	$144,125	$115,036

Finance lease assets, net (in thousands)	September 30, 2024	December 31, 2023
Property and equipment	$447	$902
Accumulated depreciation	(446)	(861)
Property and equipment, net	$1	$41

Finance lease liabilities (in thousands)	September 30, 2024	December 31, 2023
Obligations under finance leases, current	$34	$125
Obligations under finance leases, net of current portion	—	—
Total finance lease liabilities	$34	$125

September 30, 2024
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.3
Finance leases	0.2
Weighted-Average Discount Rate
Operating leases	6.82%
Finance leases	7.53%

Maturities of lease liabilities as of September 30, 2024:

(in thousands)	Operating Leases	Finance Leases
2024 - remaining	$3,097	$34
2025	14,137	—
2026	14,614	—
2027	14,933	—
2028	15,161	—
Thereafter	191,778	—
Total undiscounted lease payments	$253,720	$34
Present value discount/interest	(109,595)	—
Present value	144,125	34
Lease liabilities, current	4,869	34
Lease liabilities, net of current	139,256	—
Total operating lease liability	$144,125	$34

As of September 30, 2024, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $52.7 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2024 and in fiscal year 2025 will have lease terms, including option periods, of 10 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next 2 years. On September 30, 2024 and September 30, 2023 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	September 30, 2024	September 30, 2023
Property and equipment	447	902
Less accumulated depreciation and amortization	(446)	(838)
Property and equipment, net	$1	$64

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated income statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

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

For the nine months ended September 30, 2024, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended September 30, 2024, the Company recorded an income tax expense of $115 thousand. The Company’s effective income tax rate before discrete items for the three months ended September 30, 2024 was 1.99%.

For the nine months ended September 30, 2024, the Company recorded an income tax expense of $198 thousand. The Company’s effective income tax rate before discrete items for the nine months ended September 30, 2024 was 3.23%.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

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

As of September 30, 2024, the Company had a liability related to its projected obligations under the TRA of $691 thousand, which is reflected on the Company’s condensed consolidated balance sheet in “Tax receivable agreement liability”. During the nine months ended September 30, 2024, Gen Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated financial statements.

As of September 30, 2024, the Company owned 14.6% of the economic interests in the Operating Company, with the remaining 85.4% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

The Company purchased approximately $228 thousand and $577 thousand for the three months ended September 30, 2024, and September 30, 2023, respectively of supplies from PGD, which is 100% owned by Mr. Jae Chang, our Co-Chief Executive Officer and Mr. Chang’s direct family. The Company purchased approximately $521 thousand and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company previously relied on Wise, an entity 60% owned by a related party, for food supplies for 13 restaurants. For the three months and nine months ended September 30, 2024 the Company did not purchase from Wise. The Company purchased approximately $3.6 million and $3.7 million for the three months and nine months ended September 30, 2023, respectively.

As of December 31, 2023, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim, our Co-Chief Executive Officer, for purchases of fixed assets during 2018. No payments were made during the three months ended September 30, 2024. During the nine months ended September 30, 2024, GEN Mountain View paid $80 thousand towards this payable. The balance at September 30, 2024 was $72 thousand.

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

September 30, 2024 and 2023

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023

Numerator:
Net income	$169	$2,634	$5,929	$2,719
Less: Net income attributable to non-controlling interest	144	2,297	5,133	2,371
Net income attributable to Class A common stockholders	$25	$337	$796	$348
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	4,861	4,140	4,585	4,140
Weighted-average shares of Class A common stock outstanding - diluted	4,861	4,140	4,585	4,140

Net income per share of Class A common stock - basic	$0.01	$0.08	$0.17	$0.08
Net income per share of Class A common stock - basic and diluted	$0.01	$0.08	$0.17	$0.08

For the three and nine months ended September 30, 2024, 27,886,912 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The total stock based compensation for the three and nine months ended September 30, 2024 was $734 thousand and $2.2 million, respectively, and is included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2023	1,209
Granted	—
Vested	(281)
Canceled	—
Non-vested as of September 30, 2024	928

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $10.7 million as of September 30, 2024, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2024 and 2023

(17)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through November 12, 2024, the date at which the condensed consolidated financial statements were issued.

Store Openings

During the month of October 2024 the Company opened two new restaurants in Pflugerville, TX and Tigard, OR.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 43 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Washington, Oregon and Florida. as of October 31, 2024. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. Our new restaurants have generated average payback periods of approximately 1.4 years prior to the IPO. The projected average payback periods for new restaurants range from 2.0 to 2.5 years. Restaurants range in size from 4,500 to 12,000 square feet, and are typically located in high-activity commercial areas.

Business Trends

Our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2023, we opened six new restaurants. Through October 2024, we opened six restaurants in Seattle, WA, Dallas, TX, Jacksonville, FL, Tigard, OR, Maui, HI and Pflugerville, TX. As of November 8, 2024 we have eighteen new restaurant locations with leases that have been signed, including four leases in Texas, three in Florida, two in New York, two in Massachusetts, and one each in the following states: Tennessee, California, Hawaii, Arizona, North Carolina, New Jersey and Illinois. We currently expect to open four additional restaurants during 2024.

Recent Events Concerning Our Financial Position

During the year ended December 31, 2022 we received $2.6 million in additional Economic Injury Disaster Loans, or “EIDLs”. There are no additional EIDLs expected. The EIDLs mature in 2050 and 2051, and carry an interest rate of 3.75%. The range of monthly payments under the EIDLs are from $700 to $9,770. As of September 30, 2024, the balance outstanding on the EIDLs was approximately $4.4 million.

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. During September 2024, the Company extended the line of credit, which matures on September 25, 2025 and bears interest at a variable rate per annum equal to

8.75% as of September 30, 2024. No amounts have been borrowed under the line of credit as of September 30, 2024 and December 31, 2023.

During the third quarter of 2024, the Company entered into a $3.0 million loan with a commercial bank. The loan matures on June 26, 2026 and bears interest at a variable rate per annum equal to 8.25% as of September 30, 2024. The balance was $2.7 million as of September 30, 2024.

We have received approximately $16.8 million in Restaurant Revitalization Fund, or RRF, grants. These grants were recognized as income as the money was spent, with $13.0 million recorded as income as of December 31, 2021, and $3.8 million was deferred as of December 31, 2023 and September 30, 2024.

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

The following table shows the AUV for the twelve months ended September 30, 2024 and September 30, 2023 :

	Twelve months ended September 30,
	2024	2023
(in thousands)
Average Unit Volume	$5,514	$5,963

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

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comparable restaurant sales change (%)	-9.6%	-1.2%	-5.7%	N/A
Comparable restaurant base	33	28	33	N/A

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. We temporarily stopped opening new restaurants in 2021 and 2020 due to the COVID-19 pandemic, but began openings again in 2022. The following table shows the change in our restaurant base for the nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Restaurant activity
Beginning of period	40	34	36	31
Openings	1	—	5	3
Closings	—	—	—	—
End of period	41	34	41	34

During October 2024, we opened two new restaurants in Oregon and Texas.

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 12 months before the end of the twelve month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended September 30, 2024 and September 30, 2023:

	Twelve Months Ended September 30,
	2024	2023
Revenue per square foot	$783	$888

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

Consulting fees — related party. Prior to the IPO, consulting fees include expenses paid to a related party entity, which provided for annual fees of up to 25% of gross revenue in exchange for various consulting services. The related party is 100% owned by an executive officer, the services were for 21 of the restaurants, and such consulting fees were only paid to the extent we had adequate resources. Following the effective date of our IPO, these consulting fees were eliminated as services transitioned to us, although corporate general and administrative expenses increased correspondingly.

Management fees. Prior to the IPO, management fees include expenses paid to a related third-party entity, which provided fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees were eliminated and corporate general and administrative expenses increased correspondingly.

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

Results of Operations for the three months ended September 30, 2024 and September 30, 2023

The following table presents selected comparative results of operations for the three months ended September 30, 2024 and September 30, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three months ended September 30,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%

Revenue	$49,105	$45,564	$3,541	7.8%
Restaurant operating expenses:
Food cost	15,442	14,523	919	6.3%
Payroll and benefits	14,977	14,444	533	3.7%
Occupancy expenses	4,116	3,772	344	9.1%
Operating expenses	5,728	4,582	1,146	25.0%
Depreciation and amortization	1,695	1,232	463	37.6%
Pre-opening costs	1,807	723	1,084	149.9%
Total restaurant operating expenses	43,765	39,276	4,489	11.4%
General and administrative	5,221	3,802	1,419	37.3%
Depreciation and amortization - corporate	31	21	10	47.6%
Total costs and expenses	49,017	43,099	5,918	13.7%
Income from operations	88	2,465	(2,377)	(96.4)%
Interest income (expense), net	196	190	6	3.2%
Equity in income (loss) of equity method investee	—	53	(53)	(100.0)%
Net Income before income taxes	284	2,708	(2,424)	(89.5)%
Provision for income taxes	(115)	(74)	(41)	55.4%
Net income	169	2,634	(2,465)	(93.6)%
Net Income attributable to noncontrolling interest	144	2,297	(2,153)	(93.7)%
Net income attributable to GEN Restaurant Group, Inc.	$25	$337	$(312)	(92.7)%

	% of Revenue
	Three months ended September 30,
	2024	2023
Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	31.4%	31.9%
Payroll and benefits	30.5%	31.7%
Occupancy expenses	8.4%	8.3%
Operating expenses	11.7%	10.1%
Depreciation and amortization	3.5%	2.7%
Pre-opening costs	3.7%	1.6%
Total restaurant operating expenses	89.1%	86.2%
General and administrative	10.6%	8.3%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	99.8%	94.6%
Income from operations	0.2%	5.4%
Interest income (expense), net	0.4%	0.4%
Equity in income (loss) of equity method investee	0.0%	0.1%
Net Income before income taxes	0.6%	5.9%
Provision for income taxes	(0.2)%	(0.2)%
Net income	0.3%	5.8%
Net Income attributable to noncontrolling interest	0.3%	5.0%
Net income attributable to GEN Restaurant Group, Inc.	0.1%	0.7%

Revenues. Revenues were $49.1 million for the three months ended September 30, 2024, compared to $45.6 million for the three months ended September 30, 2023, an increase of $3.5 million, or 7.8%. This reflects revenue increases due to having 41 restaurants open in the three months ended September 30, 2024 compared to 34 restaurants open in the three months ended September 30, 2023.

Food costs. Food costs were $15.4 million for the three months ended September 30, 2024, compared to $14.5 million for the three months ended September 30, 2023, an increase of $0.9 million, or 6.3%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs decreased from 31.9% to 31.4%.

Payroll and benefits. Payroll and benefits costs were $15.0 million for the three months ended September 30, 2024, compared to $14.4 million for the three months ended September 30, 2023, an increase of $0.5 million, or 3.7%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs decreased from 31.7% to 30.5%.

Occupancy expenses. Occupancy expenses were $4.1million for the three months ended September 30, 2024 compared to $3.8 million for the three months ended September 30, 2023, an increase of $0.3 million, or 9.1%. The increase in occupancy expenses reflects the addition of seven new locations. As a percentage of revenue, occupancy expenses were 8.4% in the three months ended September 30, 2024 compared to 8.3% in the three months ended September 30, 2023.

Operating expenses. Operating expenses were $5.7 million for the three months ended September 30, 2024 compared to $4.6 million for the three months ended September 30, 2023, an increase of $1.1 million, or 25.0%. The increase in expenses is related to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 11.7% in the three months ended September 30, 2024 and 10.1% in the three months ended September 30, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $1.7 million for the three months ended September 30, 2024 and $1.2 million for the three months ended September 30, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.5% during the three months ended September 30, 2024 and 2.7% during the three months ended September 30, 2023, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $1.8 million for the three months ended September 30, 2024 compared to $0.7 million for the three months ended September 30, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $5.2 million for the three months ended September 30, 2024 compared to $3.8 million for the three months ended September 30, 2023, an increase of $1.4 million, or 37.3%. The increase in general and administrative expenses are largely due to increases in additional personnel required for new restaurant development as well as increased insurance costs. As a percentage of revenue, general and administrative expenses increased from 8.3% for the three months ended September 30, 2023 to 10.6% for the three months ended September 30, 2024.

Consulting fees - related party. We did not incur consulting fees - related party during the three months ended September 30, 2024, or the three months ended September 30, 2023. These fees were eliminated following the IPO.

Management Fees. We did not incur management fees during the three months ended September 30, 2024 or for the three months ended September 30, 2023. These fees were eliminated following the IPO.

Employee retention credits. During three months ended September 30, 2024, and September 30, 2023 we did not receive any funds related to employee retention credits from the IRS.

Other income (loss). These were immaterial amounts in the three months ended September 30, 2024 and 2023.

Interest income (expense), net. During the three months ended September 30, 2024, interest income (expense), net was $196 thousand of income compared to $190 thousand of income for the three months ended September 30, 2023.

Equity in income (loss) of equity method investee. We did not have equity in income (loss) of equity method investee during the three months ended September 30, 2024, but we had $53 thousand during the three months ended September 30, 2023. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

Results of Operations for the nine months ended September 30, 2024 and September 30, 2023

	Nine Months Ended September 30,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%

Revenue	$153,726	$135,899	$17,827	13.1%
Restaurant operating expenses:
Food cost	50,110	43,614	6,496	14.9%
Payroll and benefits	47,491	42,419	5,072	12.0%
Occupancy expenses	12,799	10,876	1,923	17.7%
Operating expenses	16,185	13,007	3,178	24.4%
Depreciation and amortization	4,938	3,476	1,462	42.1%
Pre-opening costs	5,354	2,123	3,231	152.2%
Total restaurant operating expenses	136,877	115,515	21,362	18.5%
General and administrative	14,952	7,815	7,137	91.3%
Consulting fees - related party	—	2,325	(2,325)	(100.0)%
Management fees	—	1,176	(1,176)	(100.0)%
Depreciation and amortization - corporate	89	58	31	53.4%
Total costs and expenses	151,918	126,889	25,029	19.7%
Income from operations	1,808	9,010	(7,202)	(79.9)%
Employee retention credits	200	2,483	(2,283)	(91.9)%
Other income (loss)	—	(7)	7	(100.0)%
Gain on remeasurement of previously held interest	3,402	—	3,402	100.0%
Interest income (expense), net	734	(206)	940	(456.3)%
Equity in income (loss) of equity method investee	(17)	520	(537)	(103.3)%
Income before income taxes	6,127	11,800	(5,673)	(48.1)%
Provision for income taxes	(198)	(171)	(27)	15.8%
Net income	5,929	11,629	(5,700)	(49.0)%
Net Income attributable to noncontrolling interest	5,133	3,198	1,935	60.5%
Net income attributable to GEN Restaurant Group, Inc.	$796	$8,431	$(7,635)	(90.6)%

	% of Revenue
	Nine Months Ended September 30,
	2024	2023

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	32.6%	32.1%
Payroll and benefits	30.9%	31.2%
Occupancy expenses	8.3%	8.0%
Operating expenses	10.5%	9.6%
Depreciation and amortization	3.2%	2.6%
Pre-opening costs	3.5%	1.6%
Total restaurant operating expenses	89.0%	85.0%
General and administrative	9.7%	5.7%
Consulting fees - related party	—	1.7%
Management fees	—	0.9%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	98.8%	93.4%
Income from operations	1.2%	6.6%
Gain on remeasurement of previously held interest	2.2%	(0.0)%
Interest income (expense), net	0.5%	(0.2)%
Equity in income of equity method investee	0.0%	0.4%
Income before income taxes	4.0%	8.7%
Provision for income taxes	(0.1)%	(0.1)%
Net income	3.9%	8.6%
Net Income attributable to noncontrolling interest	3.3%	2.4%
Net income attributable to GEN Restaurant Group, Inc.	0.5%	6.2%

Revenues. Revenues were $153.7million for the nine months ended September 30, 2024, compared to $135.9 million for the nine months ended September 30, 2023, an increase of $17.8 million, or 13.1%. This reflects revenue increases due to having 41 restaurants open in the nine months ended September 30, 2024 compared to 34 restaurants open in the nine months ended September 30, 2023.

Food costs. Food costs were $50.1 million for the nine months ended September 30, 2024, compared to $43.6 million for the nine months ended September 30, 2023, an increase of $6.5 million, or 14.9%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 32.1% to 32.6%.

Payroll and benefits. Payroll and benefits costs were $47.5 million for the nine months ended September 30, 2024, compared to $42.4 million for the nine months ended September 30, 2023, an increase of $5.0 million, or 12.0%. The increase in payroll and benefits costs reflects the staffing needed to support the higher customer volumes from new restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs decreased slightly from 31.2% to 30.9%.

Occupancy expenses. Occupancy expenses were $12.8 million for the nine months ended September 30, 2024, compared to $10.9 million for the nine months ended September 30, 2023, an increase of $1.9 million, or 17.7%. The increase in occupancy expenses reflects the addition of seven new locations. As a percentage of revenue, occupancy expenses were 8.3% in the nine months ended September 30, 2024 compared to 8.0% in the nine months ended September 30, 2023.

Operating expenses. Operating expenses were $16.2 million for the nine months ended September 30, 2024 compared to $13.0 million for the nine months ended September 30, 2023, an increase of $3.2 million, or 24.4%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.5% in the nine months ended September 30, 2024 and 9.6% in the nine months ended September 30, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.9 million for the nine months ended September 30, 2024 and $3.5 million for the nine months ended September 30, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.2% during the nine months ended September 30, 2024 and 2.6% during the nine months ended September 30, 2023, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $5.3 million for the nine months ended September 30, 2024 compared to $2.1 million for the nine months ended September 30, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $15.0 million for the nine months ended September 30, 2024 compared to $7.8 million for the nine months ended September 30, 2023 an increase of $7.1 million, (including a $1.5 million increase in stock-based compensation), or 91.3%. As a percentage of revenue, general and administrative expenses increased from 5.7% for the nine months ended September 30, 2023 to 9.7% for the nine months ended September 30, 2024 as costs shifted post-IPO from consulting and management fees previously paid to related parties and additional costs were incurred to operate as a public company.

Consulting fees - related party. We did not incur consulting fees-related party during the nine months ended September 30, 2024 compared to $2.3 million for the nine months ended September 30, 2023. These fees were eliminated following the IPO.

Management Fees. We did not incur management fees for the nine months ended September 30, 2024, compared to $1.2 million for the nine months ended September 30, 2023. This includes expenses paid to a related third-party entity, which consisted of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO.

Employee retention credits. During the nine months ended September 30, 2024, we received approximately $0.2 million in employee retention credits from the IRS, compared to $2.5 million received in the nine months ended September 30, 2023.

Other income (loss). These were immaterial amounts in the nine months ended September 30, 2024 and 2023.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income (expense), net. During the nine months ended September 30, 2024 interest income (expense), net was $0.7 million of income compared to $0.2 million of expense during the nine months ended September 30, 2023. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in income (loss) of equity method investee. We had negative $17 thousand equity in income of equity method investee during the nine months ended September 30, 2024, compared to $520 thousand during the nine months ended September 30, 2023. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

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

Adjusted Net Income and Adjusted EPS

Adjusted Net Income and Adjusted net income per share represents net income before income taxes, adjusted for stock-based compensation, and the related tax impact of the stock-based compensation adjustment, and provision for income taxes. “Adjusted EPS” is Adjusted Net income, converted to a per share amount.

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2024 and September 30, 2023.

(amounts in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

EBITDA:
Net income	$169	$2,634	$5,929	$11,629
Net Income Margin	0.3%	5.8%	3.9%	8.6%
Interest income (expense), net	(196)	(190)	(734)	206
Provision for income taxes	115	74	198	171
Depreciation and amortization	1,726	1,253	5,027	3,534
EBITDA	$1,814	$3,771	$10,420	$15,540
EBITDA Margin	3.7%	8.3%	6.8%	11.4%

Adjustments to EBITDA:
EBITDA	$1,814	$3,771	$10,420	$15,540
Stock-based compensation expense (1)	734	759	2,252	759
Consulting fees - related party (2)	—	—	—	2,325
Employee retention credits (3)	—	—	(200)	(2,483)
Non-cash lease expense (4)	119	144	495	303
Non-cash lease expense related to pre-opening costs (5)	769	338	1,711	763
Adjusted EBITDA	$3,436	$5,012	$14,678	$17,207
Adjusted EBITDA Margin	7.0%	11.0%	9.5%	12.7%

(1)
Stock-based compensation expense: During the nine months ended September 30, 2024 we incurred expenses related to the granting of Restricted Stock Units (“RSUs”) to employees.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net income before income taxes	$284	$2,708	$6,127	$11,800
Stock based compensation, net of taxes	710	736	2,179	736
Provision for income taxes	(115)	(74)	(198)	(171)
Adjusted Net income	879	3,370	8,108	12,365
Less: Net income attributable to noncontrolling interest	750	2,939	7,002	3,198
Net income attributable to GEN Restaurant Group, Inc.	129	431	1,106	9,167

Adjusted Net income attributable to Class A common stock per share - basic and diluted (1)	$129	$431	$1,106	$526

Weighted-average shares of Class A common stock outstanding - basic (1)	4,861	4,140	4,585	4,140
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,861	4,140	4,585	4,140

Adjusted Net income per share of Class A common stock - basic (1)	$0.03	$0.10	$0.24	$0.13
Adjusted Net income per share of Class A common stock - diluted (2)	$0.03	$0.10	$0.24	$0.13

(1) (2) Basic and diluted adjusted net income per share of Class A common stock is presented only for the period after the Company’s organization transactions effective June 30, 2023.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three and nine months ended September 30, 2024 and September 30, 2023:

(amounts in thousands)	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Income from Operations	$88	$2,465	$1,808	$9,010
Income Margin from Operations	0.2%	5.4%	1.2%	6.6%
Depreciation and amortization	1,726	1,253	5,027	3,534
Pre-opening costs	1,807	723	5,354	2,123
General and administrative	5,221	3,802	14,952	7,815
Consulting fees - related party	—	—	—	2,325
Management Fees	—	—	—	1,176
Non-cash lease expense	119	144	495	303
Restaurant-Level Adjusted EBITDA	$8,961	$8,387	$27,636	$26,286
Restaurant-Level Adjusted EBITDA Margin	18.2%	18.4%	18.0%	19.3%

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

Liquidity and Capital Resources

As of September 30, 2024 we had $22.0 million of cash and $(2.7) million of working capital, which is calculated as current assets minus current liabilities, compared with $32.6 million in cash and $5.5 million of working capital as of December 31, 2023. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

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

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30,
	2024	2023
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$10,519	$13,486
Net cash (used in) provided by investing activities	(22,658)	1,388
Net cash provided by financing activities	1,561	6,080

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024 was $10.5 million, the result of net income of $5.9 million, adjusted by non-cash charges of depreciation and amortization of $5.0 million, amortization of operating lease assets of $5.4 million, stock-based compensation of $2.2 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $4.2 million.

Net cash provided by operating activities during the nine months ended September 30, 2023 was $13.5 million, the result of net income of $11.6 million, adjusted by non-cash charges of depreciation and amortization of $3.5 million, and amortization of operating lease assets of $3.5 million, and stock based compensation of $0.8 million, offset by net cash outflows of approximately $5.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable of $2.8 million, an increase in prepaid expenses of $2.0 million and an increase in operating lease liabilities of $2.5 million.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $22.6 million, reflecting $16.7 million for the purchase of property and equipment and a $6.0 million payment for the acquisition of the remaining ownership interest in GKBH.

Net cash provided in investing activities during the nine months ended September 30, 2023 was $1.4 million, reflecting $10.9 million in recovery of net proceeds from the advances made to a related party, partially offset by $9.5 million for the purchase of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.6 million, primarily due to proceeds from third party loans of $3.0 million, offset by payments to members and repayments of third party loans.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $6.1 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock issued in the IPO transaction, offset by $26.5 million in member distributions.

Contractual Obligations

The following table presents our commitments and contractual obligations as of September 30, 2024:

	Payments Due by Period as of September 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(amounts in thousands)
Operating lease payments (1)	$253,720	$3,097	$28,751	$30,094	$191,778
Finance lease payments (2)	34	34	—	—	—
Notes payable (3)	7,245	1,677	1,554	230	3,784
Notes payable interest (4)	2,812	78	345	313	2,076
Notes payable - related party (5)	310	310	—	—	—
Notes payable - related party interest (6)	52	52	—	—	—
Total Contractual obligations	$264,173	$5,248	$30,650	$30,637	$197,638

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023 we did not have any material off-balance sheet arrangements.

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

Based on this evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that as of September 30, 2024, due to material weaknesses in internal control over financial reporting, that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The material weaknesses related to (a) a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group's operating entities resulting in material audit adjustments and significant post-closing adjustments and (b) an inadequate design of our information technology controls and inadequate access by members of our finance team, primarily due to our accounting system's open architecture and a lack of segregation of duties within our finance team.

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

GEN Restaurant Group, Inc.

Date: November 12, 2024	By:	/s/ David Kim
David Kim
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12 , 2024	By:	/s/ Jae Chang
Jae Chang
Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Thomas V. Croal
Thomas Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)