Form 10-K
period 2024-12-31
GEN Restaurant Group, Inc.
filed 2025-03-10
CIK 1891856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2024 was $58,775,840.

As of February 28, 2025, there were outstanding 5,375,752 shares of the Registrant’s Class A Common Stock and 27,761,515 shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated information by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•
our ability to increase comparable restaurant sales and average unit volumes (“AUVs”);
•
our ability to expand in existing and new markets;
•
our projected growth in the number of restaurants;
•
macroeconomic conditions and other economic factors;
•
our ability to compete with many other restaurants;
•
our reliance on vendors, suppliers, and distributors;
•
concerns regarding food safety and food-borne illness;
•
changes in food and supply costs, including the impact of inflation and tariffs;
•
changes in consumer preferences and the level of acceptance of our restaurant concept in new markets;
•
minimum wage increases and mandated employee benefits that could cause a significant increase in our labor costs;
•
the failure of our information technology systems or the breach of our network security;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report which may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

GENERAL INFORMATION

GEN Restaurant Group, Inc. (“GEN Inc. or the “Company”) was formed as a Delaware corporation on October 28, 2021 and is based in Cerritos, California. As the managing member of Gen Restaurant Companies, LLC (the “Operating Company”), GEN Inc. operates and controls all business and affairs of the Operating Company and its consolidated subsidiaries. Unless the context otherwise requires, references to the “Company” refer to GEN Inc., and its consolidated subsidiaries, including the Operating Company.

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

PART I

Item 1. Business.

Company Overview

GEN Inc. is one of the largest Asian casual dining restaurant concepts by total revenue in the United States. We offer an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 43 company-owned restaurants, as of December 31, 2024, located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon and Florida. Our restaurants have modern decor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants. On February 18, 2024, the Company purchased the other 50% of GKBH and other rights and the Company now controls 100% of this equity investment, GKBH restaurant.

We expect to continue growing our number of restaurants in the future. In 2022, our new restaurants have generated average Payback Periods of approximately 1.9 years, which equates to an average Return on Investment (“ROI”) of over 50%. For restaurants opened in 2023 and 2024, the average Payback Period of approximately 2.2, which equates to an average ROI of approximately 45%. Going forward, we are targeting for our new restaurant units a Payback Period of less than 3 years, which equates to an ROI of 33% to 40%. Restaurants range in size from 4.7 thousand to 12 thousand square feet, and are typically located in high-activity commercial areas. “Payback Period” means the length of time, in years, required to recoup build-out costs after the restaurant’s opening date.

Our Strengths

•
Unlimited Orders at One Affordable, All-Inclusive Price. Our guests can order unlimited quantities of food for a fixed price generally ranging from $20.95 to $20.99 for lunch and $29.99 to $33.95 for dinners as of December 31, 2024, except for $35.95 for dinner at the Miracle Mile at Las Vegas, NV location and $27.95 for lunch, $33.95 for regular dinner and $37.95 for late dinner at the Manhattan, NY location. Our affordable price points make our concept accessible to multiple demographics and allow our guests to discover a variety of traditional Korean and Korean-American fusion dishes at a fixed price compared to the a la carte pricing found at other casual dining restaurants.
•
Efficient “Cook-It-Yourself” Business Model. Using our “cook-it-yourself” model, we have been able to operate our restaurants without chefs and with limited personnel needed to process orders in the kitchen. Our menu items come ready-to-serve from our suppliers, allowing us to quickly fill guest orders after a simple transfer from package to plate. This approach ensures consistent food quality across all of our restaurants and provides for more efficient operations than traditional restaurants, which in turn allows us to cater to high traffic levels. Additionally, because our guests serve as their own chefs, we believe our kitchens require a smaller percentage of our footprint than other casual dining restaurant concepts, enabling more space for guest seating.
•
Strong Supplier Network Provides Foundation for Growth. During the fourth quarter of 2023 we entered into an agreement with Sysco Los Angeles, Inc., or Sysco, to purchase certain food products for a period of three years. We also utilize other suppliers for certain items.
•
Large Community of Loyal Enthusiasts. Based in part on our online reviews, we believe we have attracted a passionate and loyal group of customers, including Millennial and Gen Z enthusiasts who enjoy trying new cuisine of various ethnic origins. We believe these “foodies” enjoy our diverse menu of flavorful Korean and Korean-American food, affordable prices points and differentiated dining ambience.
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

Our Growth Strategies

Open Additional Restaurants in New and Existing Markets. Since opening our original restaurant in Tustin, California in 2011, we have successfully opened profitable new restaurants throughout Southern and Northern California, and in Nevada, Texas, Hawaii, Arizona, Florida, Oregon, New Jersey, Washington, and New York. We intend to leverage our expertise opening new restaurants to expand further into new geographies with the same rigorous and thoughtful new site and restaurant build-out process that we have successfully demonstrated in the past. In 2022, following the COVID-19 pandemic, we resumed cultivating our pipeline of new restaurants and opened three new locations in Webster, Texas, Las Vegas, Nevada and New York, New York. During 2023, we opened six restaurants in: Cerritos, California (opened on April 4, 2023), Chandler, Arizona, (opened on June 1, 2023), Fort Lauderdale, Florida (opened on June 10, 2023), Westheimer (Houston), Texas (opened on October 26,2023), Kapolei, Hawaii (opened on November 18, 2023), and Arlington, Texas (opened on December 21, 2023).

During 2024, we opened six restaurants in: Dallas, Texas (opened on February 23, 2024), Seattle, Washington (opened on March 1, 2024), Jacksonville, Florida (opened on April 12, 2024), Maui, Hawaii, (opened on September 23, 2024), Pflugerville, Texas (opened on October 18, 2024) and Tigard, Oregon (opened on October 19, 2024).

Subsequent to December 31, 2024, the Company has opened three new restaurants: San Antonio, Texas, Orlando, Florida, and Edison, New Jersey.

We signed eighteen leases for new locations during the year ended December 31, 2024. In addition to the three restaurants we opened in January 2025, we currently expect to open 10 to 13 other locations during 2025. Beginning in 2026, we plan to open ten to twelve new restaurants annually in new and existing domestic markets. We expect to open restaurants in new markets in states such as Michigan, North Carolina, Illinois, Massachusetts, Georgia, Utah, Colorado, and Virginia, as well as in the District of Columbia.

We are introducing an international expansion into South Korea with at least two Company-owned locations slated to open in 2025.

During 2022, we opened three restaurants with average Net Build-Out Costs of approximately $1.9 million. During 2023, we opened six restaurants with average Net Build-Out Costs of approximately $2.1 million. During 2024, we opened six restaurants with average Net Build-Out Costs of approximately $2.2 million. Going forward, we are targeting average Net Build-Out Costs of less than $3.0 million with AUV’s ranging from $4.0 to $5.0 million for our new restaurant units, resulting in a target Payback Period of less than 3 years, which may vary depending on the specific market. The combination of our strong expertise in constructing new restaurants and tremendous white space opportunity positions us well to expand our concept into new markets.

Increase Restaurant Sales and Profitability. We initiated a modest price increase near the end of the fourth quarter of 2024 with no discernable change in guest behavior. We plan to continue to analyze and monitor price receptivity from our customers, and we believe there may be additional opportunities to implement modest price increases in the future with no material impact on customer traffic. Additionally, our strong supply chain capabilities and ability to operate with a limited number of employees have allowed us to control our costs. We continually look to invest in new technologies through rigorous testing and analyses to further improve and maintain an optimal cost structure, as well as to enhance our dining experience.

Selectively Pursue Wholesale Opportunities. With the favorable pricing terms we have established with our suppliers and distributors, during the pandemic we were able to continue providing a limited number of guests with our high-quality meats by introducing temporary bulk purchase options in 21 of our restaurants. Considering the positive response from our guests, we plan to selectively pursue wholesale opportunities going forward. We have engaged with national food retailers to offer our ready-to-serve meats. The COVID-19 pandemic served as an opportunity to not only assess the viability of a wholesale segment, but also to begin exploring other new service offerings we may be able into introduce to our existing business.

Restaurant Management

Restaurant Management and Employees. As of December 31, 2024, on average, each of our restaurants employed a total of 70 full-time and part-time employees who are managed by a general manager. The actual number of personnel that work during a given shift varies depending on the day, as well as time. During any given shift, restaurants are typically staffed with one kitchen manager, two to four hosts, four to ten servers, four to five food preparers, one to two cashiers, two to three bussers, up to seven food runners, and three to four dishwashers.

Training and Employee Programs. To ensure a consistent and exceptional dining experience, we have established onboarding training programs for all of our restaurant employees. Employee training for restaurant managers typically requires approximately three to six months, while training for other restaurant employees ranges from 60 to 90 days. Our operating model, which does not require that we employ chefs or cooks, necessitates a relatively small staff primarily responsible for serving food, and leads to reduced complexity and duration of our training programs. When we staff a new restaurant that is preparing to open, we send a team of existing employees to the new restaurant to provide the training and to introduce and impart our cultural values. Our training programs for employees provide comprehensive guides specifically developed for each position.

Our Suppliers

We acquire certain food products and supplies from third-party vendors and suppliers, and we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as the embedded grills in our tables. Pacific Global, a subsidiary of a related party, provided restaurant supplies such as tableware, napkins, soda, sauces for approximately 3.2% and 16.4% of total operating expenses in 2024 and 2023, respectively, and Wise Universal provided us with food products and supplies equaling approximately 21.3% of our total food and beverage costs in 2023. Each of Fast Fabrications, Pacific Global and Wise Universal are controlled by parties affiliated with us. We do not currently have written contracts with any of these suppliers. See “Certain Relationships and Related Person Transactions” for additional information on our relationship with these suppliers.

During the fourth quarter of 2023 we entered into an agreement with Sysco to purchase certain food products for a period of three years. Sysco accounted for approximately 76.3% and 15.1% of food costs for the year 2024 and 2023, respectively. Additionally, U.S. Foods, an unrelated third party, provided us with certain food products which in 2023 amounted to approximately 36.0% of our total food and beverage costs. We did not purchase from U.S. Foods in 2024.

Management Information and Systems

We use Revel for our point-of-sale (POS) system, a system designed for the restaurant industry. Our Revel POS system allows us to seamlessly track and monitor our sales, food and beverage costs and inventory levels. This system is integrated with the handheld tablets our staff use to take guest orders and process payments, and it includes customizable features which provide data that allow us to better understand our guest dining preferences. We use a combination of Automatic Data Processing, Inc. and Toast, Inc. software for our payroll and human resources systems. We have partnered with Yelp to allow our guests to check-in ahead of their visits in order reduce wait times they may otherwise encounter. Historically, we have used QuickBooks for our accounting systems, but as of January 1, 2024, we have upgraded to NetSuite’s accounting system as we continue to grow the number of restaurants we operate. We rely on all of our third-party systems and application providers to protect the information of our customers and employees.

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

Growing Popularity of Korean Culture. The increasing awareness of Korean culture among all demographics, particularly among Millennial and Gen Z populations, is expected to significantly add to our growing volume of guests. Since the release of Gangnam Style, a Korean song that became the first YouTube video to reach one billion views, and subsequent hits produced by up-and-coming Korean artists such as Blackpink, and BTS, Korean culture continues to become a global phenomenon that has gained immense popularity in recent years. The increasing number of viral music video hits, as well as other well-received Korean entertainment, including the recent Netflix survival drama television series, Squid Game, and the Academy award-winning Korean film, Parasite, have contributed to the tremendous growth of what is referred to as the “Hallyu wave.” According to the Korean Foundation, the “Hallyu wave,” which encompasses the increasing popularity and international spread of Korean food, language and culture since the 1990s, has amassed over 100 million fans across 109 countries, excluding South Korea, as of September 2020.

Competition

We compete primarily with casual dining concepts in the highly competitive and fragmented restaurant industry. Our competition includes a variety of small, local restaurants, medium-sized regional restaurants, and large national chains that primarily provide dine-in service. Within the casual dining category, we believe Asian restaurants, including Korean, Chinese, Thai, Vietnamese and Japanese concepts that often specialize in specific items or preparation methods, are among the least concentrated and most fragmented. We believe there is not a casual dining concept at our scale that offers the same compelling value proposition and unique dining experience.

Human Capital Resources

We offer a diverse environment full of passionate and talented people. Our team members are collaborative and supportive, with a driving desire to make a distinctive mark in the restaurant industry. Our core values drive our people initiatives as they focus on mutual respect, teamwork, continuous improvement and learning, gratitude, a positive attitude, and passion to be the best in our business. We believe we attract and retain superior talent because we offer a challenging work environment with opportunities to make a difference in our company’s future. We work together as one team, with the single vision of making our company successful. Our employees are not subject to any collective bargaining agreements, and we have experienced no material work stoppages.

As of December 31, 2024, we had approximately 2,700 employees. Of those 289 are employed on a full-time basis. Approximately 38% of our workforce is female and 62% is male. Our senior leadership team (Vice President level and above) is 83% male and 17% female, while manager roles are approximately 64% male and 36% female. Our existing employees typically recruit new team members, although we may use outside recruiting support in selected circumstances.

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

Government Regulation and Compliance

We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety and the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, and environmental approvals, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.

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

Corporate Information

GEN Inc. was incorporated in Delaware on October 28, 2021 as a Delaware corporation. It had no business operations prior to our initial public offering in June 2023. In connection with the consummation of our initial public offering, GEN Inc. became the managing member of GEN LLC, which owns 43 restaurants and related subsidiaries. Our principal executive offices are located at 11480 South Street Suite 205, Cerritos, CA 90703 and our telephone number is (562) 356-9929.

Information About our Executive Officers

The following section sets forth the name, age, and business experience for the past five years of the executive officers as of the filing date of this Annual Report on Form 10-K. Unless otherwise noted, the positions described are positions with GEN Inc. or its subsidiaries.

Name	Age	Position
David Kim	56	Chief Executive Officer and Director
Thomas V. Croal	65	Chief Financial Officer

David Kim. Mr. Kim joined GEN shortly after the opening of our first restaurant in 2011 and, since our formation in October 2021, he has served as our Chief Executive Officer and Director. Before founding GEN, Mr. Kim served as Chief Executive Officer of La Salsa, Inc., a fast casual Mexican restaurant chain, from July 2007 to September 2011. Mr. Kim also served as Chief Executive Officer of Baja Fresh Enterprises, another fast casual Mexican restaurant chain, from October 2006 to September 2011, and prior to that served as President of Caliber Capital Group, an equity investment firm focused on distressed companies, from 2005 to 2010. From August 2002 to September 2011, Mr. Kim was the managing member of CinnaWorks, LLC, a national owner of Cinnabon franchises, and from November 1994 to March 2016, he was the managing member of Sweet Candy, LLC, owner of the retail candy concept Sweet Factory.

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

Available Information

Our website is located at www.genkoreanbbq.com including an investor relations section in which we routinely post information, such as webcasts of quarterly calls and other investor events in which we participate or host, and any related materials. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Risk Factor Summary

Our Company is subject to several risks that if realized could materially affect our business, prospects, financial condition, results of operations, cash flows and access to liquidity. Our business is subject to uncertainties and risks including:

•
Inflationary conditions with respect to the cost for food, ingredients, labor, construction, and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset such costs, which may adversely impact our revenues and results of operations.
•
The impact of global and domestic economic conditions and public health crises on consumer discretionary spending could materially adversely affect our financial performance.
•
The possible negative effects on sales of opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

•
New restaurants, once opened, may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.
•
Sales and profit growth could be adversely affected if comparable restaurant sales are less than we expect.
•
Failure to manage our growth effectively, including the impact of expansion and the ongoing need for capital expenditures related to new and existing locations, could harm our business and operating results.
•
The geographically concentrated nature of our restaurant base, could result in negative effects due to conditions specific to our markets.
•
Our significant reliance on certain food ingredients, supplies, and vendors and suppliers of those ingredients and supplies, our dependence on which could adversely affect our business, financial condition or results of operations.
•
Intense competition, such that, if we are unable to continue to compete effectively in the restaurant industry in general and, in particular, within the dining segments of the restaurant industry in which we compete, our business, financial condition and results of operations would be adversely affected.
•
Food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases, which could have an adverse effect on our business, financial condition or results of operations.
•
New information or attitudes regarding diet and health, which could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.
•
Significant reliance on the operation of our equipment, such that any mechanical failure could prevent us from effectively operating our restaurants.
•
The loss of any registered trademark or other intellectual property or our failure to maximize or successfully assert our intellectual property rights, which could enable other companies to compete more effectively with us.
•
Negative publicity relating to one of our restaurants, which could reduce sales at some or all of our other restaurants.
•
Risks associated with leasing space subject to long-term non-cancelable leases.
•
The possibility of labor shortages, increased labor costs or unionization activities, which could affect our growth, business, financial condition and operating results.
•
Failure to comply with federal, state, and local governmental laws and regulation, including those specific to the restaurant industry may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition or results of operations.
•
Litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material monetary damages and other remedies, and that our insurance policies may provide inadequate levels of coverage against claims, resulting in negative impacts to our financial condition.
•
Changes to accounting rules or regulations, which may adversely affect our business, financial condition or results of operations.
•
The Internal Revenue Service, (“ the IRS”), might challenge the tax basis step-ups and other tax benefits we receive in connection with this offering and the related transactions and in connection with future acquisitions of GEN LLC units.
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
•
Our charter documents and the Delaware General Corporation Law, (“DGCL”), could discourage takeover attempts and other corporate governance changes.
•
Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•
Short history operating as a publicly consolidated entity, and our status as such may strain our resources, divert our management’s attention, and affect our ability to attract and retain qualified board members, which may adversely affect operations.
•
Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.
•
In prior years, we identified two material weaknesses in our internal control over financial reporting, which could impact our ability to produce timely, accurate and reliable financial statements could be impaired. As of December 31, 2024, management has completed remediation of these material weaknesses.

Risks Related to Our Growth Strategy and Restaurant Expansion

We continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset such costs, which may adversely impact our revenues and results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In the years ended 2023 and 2024, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. From 2023 to 2024, the percentage of sales of food costs increased from 32.2% to 33.0% and the percentage of sales of payroll and benefits costs decreased from 31.4% to 30.9%. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business through 2025. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We initiated modest price increases in 2024 and in 2023 with no discernible change in guest behavior. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted by menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened six new restaurants in 2023 and 2024. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and consumer unfamiliarity with our concept, which may make our future results unpredictable.

As of December 31, 2024, we operate our restaurants in nine states, California, Arizona, Nevada, Hawaii, Texas, New York, Oregon, Washington, and Florida. We opened six new restaurants in 2023 and 2024, and we plan to increase the number of our restaurants in the next several years as part of our expansion strategy. We are likely in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate unpredictably or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand or concept in these new markets. In new market, we may need to make greater investments in advertising and promotional activity than we originally planned to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

The impact of global and domestic economic conditions on consumer discretionary spending could materially adversely affect our financial performance.

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

The opening of new restaurants in existing markets may negatively affect sales at our existing restaurants.

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

The presence of existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our guests. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

Newly opened restaurants may not be profitable, and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

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

Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including:

•
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

The level of comparable restaurant sales change, which represents the change in year-over-year sales for restaurants open for at least 12 full months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our sales initiatives, such as our initiatives to increase online and to-go sales, review our beverage program to increase beverage sales and to review operational efficiencies to increase the customer flow in our restaurants. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales change or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparable Restaurant Sales Change.”

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

As of December 31, 2024, we operated 43 restaurants. We opened six new restaurants in both 2023 and 2024. The capital resources required to develop each new restaurant are significant. During 2022, we opened three restaurants with average Net Build-Out Costs of approximately $1.9 million. During 2023 and 2024, we opened twelve restaurants with average Net Build-Out Costs of approximately $2.2 million. We are targeting average net build-out costs of less than $3.0 million for new restaurants. However, actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. Our estimates for improvements, fixtures and furnishings may also be incorrect, which may cause us to incur certain impairment charges. Our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, a delay or cancellation in the planned opening of a restaurant, or any combination of the preceding factors could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated, and we could be negatively affected by conditions specific to our markets.

As of December 31, 2024, approximately 49% of our restaurants are located in California, with 35% of our restaurants located in Southern California specifically. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in these markets compared to other chain restaurants with a national footprint.

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

Our restaurants are primarily located in high-activity commercial centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include public health conditions such as a pandemic, economic or political conditions, anchor tenants closing in retail centers in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

Our plans to open new restaurants, and the ongoing need for capital expenditures at our existing restaurants, could result in a shortage of capital.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment used in our restaurants, such as the embedded grills in our tables. U.S. Foods, an unrelated third party, provided us with food products equaling approximately 36.0% of our total food and beverage costs in 2023; we did not purchase any products from U.S. Foods during the year 2024. Pacific Global Distribution, Inc. (“Pacific Global”), a subsidiary of a related party, provided restaurant supplies such as tableware, napkins, soda, and sauces, and accounted for approximately 3.2% and 16.4% of total operating expenses in 2024 and 2023, respectively. Wise Universal Inc. (“Wise Universal”), provided us with food products and supplies equaling approximately 21.3% of our total food and beverage costs in 2023. Each of Fast Fabrications, Pacific Global and Wise Universal are controlled by parties affiliated with the Company. See Part II, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information on our relationship with these suppliers. We do not currently control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. In addition, we did not have written contracts with any of any suppliers until the third quarter of 2023. During the third quarter of 2023, we signed a contract with a specific vendor, Sysco Los

Angeles, Inc. (“Sysco”), for all of our restaurant food products. If Sysco is unable to satisfy our product requirements and we turn to another supplier, they may demand terms that are more advantageous to them at a higher cost to us. Sysco accounted for approximately 76.3% and 15.1% of food costs for the year 2024 and 2023, respectively. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, if our informal arrangements with our suppliers break down or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Several of our competitors offering Asian and related cuisine may look to compete with us on price, quality and service. Any of these competitive factors may materially adversely affect our business, financial condition or results of operations. Although the impact could be short-term, our future results could be impacted again by the opening of other Asian concept restaurants close to our locations, particularly if such Asian concept restaurants are “all you can eat.” The presence of additional “all you can eat” Asian restaurants near our locations could have a negative impact on our results of operations.

We face competition as a result of the convergence of grocery, deli, retail, and restaurant services, particularly in the supermarket industry. We also face competition from various off-premise meal replacement offerings, including, but not limited to, the rapid growth of home meal kit delivery, third party meal delivery,catering by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. We anticipate that intense competition will continue with respect to all of the factors described above.

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

Additionally, consumer preferences could be affected by health concerns about the consumption of meat, specifically beef, a key ingredient used in our restaurants. For example, if a pathogen, other bacteria, or parasite infects the food supply (or is believed to have infected the food supply), regardless of whether our supply chain is affected, guests may actively avoid consuming certain ingredients. Negative publicity surrounding such an infection in the food supply, whether related to one of our restaurants or to a competitor in our industry, may have an adverse impact on demand for our food.

If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose alternatives to dining out in our restaurants which may adversely affect our business.

New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits that could adversely affect our business, financial condition or results of operations.

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings and laws and regulations affecting permissible ingredients and menu offerings. For example, a number of jurisdictions have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, (collectively, the “ACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations.

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

To operate, our restaurants rely on technology and equipment such as the grills and ventilation systems located at each table. Our ability to manage our restaurants safely, efficiently, and effectively depends significantly on the reliability and capacity of these systems. Mechanical failures and our inability to service such equipment in a timely manner could result in delays in customer service and reduce efficiency of our restaurant operations, including a loss of sales. Remediation of such problems could result in significant, unplanned capital investments and any equipment failure may have an adverse effect on our business, financial condition or results of operations due to our reliance on such equipment.

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

We undertake marketing efforts, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests, which causes us to incur costs and expend other resources. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising and other initiatives than we are able to. Should our competitors increase spending on marketing and advertising and other initiatives or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items and restaurant designs and remodels be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition or results of operations.

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

The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be adverse to our interests and/or may be inaccurate. The dissemination of such information online could harm our business, reputation, prospects, financial condition, or results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

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

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in federal, state or local minimum wage rates or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants traditionally experience relatively high employee turnover rates. Personal or public health concerns might make some existing employees or potential candidates reluctant to work in enclosed restaurant environments. Our failure to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for these employees could require us to pay higher wages, or minimum wage could be increased, which could result in higher labor costs. In addition, increases in the minimum wage would increase our labor costs. Additionally, costs associated with workers’ compensation are rising, and these costs may continue to rise in the future. We may be unable to increase our menu prices in order to pass these increased labor costs on to consumers, in which case our profit margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.

Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to unionize and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations.

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

Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in states in which participation is required, and we plan to introduce its use across all our restaurants. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and as a result, we may be subject to fines or penalties, could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.

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

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control. We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. California’s minimum wage has increased routinely over the past three years and is substantially higher than the federal minimum wage. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Any federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which could have a materially adverse effect on our business, financial condition or results of operations. If we increase our menu prices to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

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
•
tax reporting.

Failure to obtain and maintain required licenses and permits or failure to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm our business, financial condition or results of operations.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time.

If we fail to obtain and maintain licenses, permits and approvals relating to such regulations, it could adversely affect our business, financial condition or results of operations. Typically, licenses must be renewed annually, and if governmental authorities determine that our conduct violates applicable regulations, may be revoked, suspended or denied renewal for cause at any time. Our failure to obtain or maintain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants, which would adversely affect our business, financial condition or results of operations.

Alcoholic beverage control regulations generally require our restaurants to apply for licensure with a state authority and, in certain locations, county or municipal authorities. These licenses generally must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain liquor licenses could adversely affect our business, financial condition or results of operations.

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

We could be party to litigation that could distract management, increase our expenses, or subject us to material monetary damages and other remedies.

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

GEN Inc. is a holding company and, its only business is to act as the managing member of GEN LLC, and its only material assets are Class A units representing approximately 12.8% of the membership interests of GEN LLC (the underwriters exercised their option to purchase additional shares of Class A common stock in full) as of the transaction date. As of December 31, 2024, the Class A units represent approximately 14.1% of the membership interests of GEN LLC. GEN Inc. does not have any independent means of generating revenue. We anticipate that GEN LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of GEN LLC. Accordingly, GEN Inc. will be required to pay income taxes on its allocable share of any net taxable income of GEN LLC. We intend to cause GEN LLC to make distributions to each of its members, including GEN Inc., in an amount intended to enable each member to pay applicable taxes on taxable income allocable to such member and to allow GEN Inc. to make payments under the Tax Receivable Agreement, which are expected to be substantial. In addition, GEN LLC will reimburse GEN Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, GEN Inc. shall receive a tax distribution calculated using the corporate rate before the other members receive any distribution and the balance of funds available for distribution, if any, shall be distributed to the other members accordance with the GEN LLC Agreement. To the extent that GEN Inc. requires additional capital, and GEN LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect GEN Inc.’s ability to pay taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to pay any dividends, if declared.

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

In addition, if the stock market for restaurant companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many restaurant companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, we could incur substantial costs, resources and the attention of management could be diverted from our business, and our business may be adversely affected.

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

We are a “controlled company” within the meaning of the listing standards of the Nasdaq Stock Market (the “Exchange”), and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. While we continue to rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

Our co-founders control more than 50% of the voting power of our common stock in the election of directors. This control limits or precludes your ability to influence corporate matters for the foreseeable future. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately have a negative effect on the market price of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will solely depend on appreciation in the price of our Class A common stock.

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

Our charter documents and the Delaware General Corporation Law, (the “DGCL”), could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions provide that:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. In addition, our amended and restated certificate of incorporation provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities and Exchange Act of 1934 (the “Exchange Act”).

This choice of forum provision may limit a stockholder’s ability to bring a claim against us and our directors, officers, or other employees in other judicial forums, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than the State of Delaware, or federal courts, in the case of claims arising under the Securities Act. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, or results of operations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

General Risk Factors

Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.

We have a $20.0 million revolving line of credit with Pacific City Bank. As of December 31, 2024, the aggregate principal amount of our debt outstanding under this line of credit was $3.0 million, although we have the ability to increase borrowings under this line of credit, subject to satisfaction of the conditions contained in the loan agreement.

We have outstanding Economic Injury Disaster Loans, (“EIDL”), in the aggregate amount of $4.4 million, due in 2050 and 2051. We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our growth.

Our existing and any future indebtedness could have significant consequences, including:

•
greater difficulty for us to make payments on our existing indebtedness;

•
increased vulnerability to general economic and industry conditions;
•
the requirement that a substantial portion of our cash flow from operations be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•
exposure to the risk of increased interest rates on our borrowings under our promissory note, which is at variable rates of interest;
•
limitation of our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•
limitation of our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our ability to make payments on debt, to repay existing or future indebtedness when due, and to fund operations and significant planned capital expenditures will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described in this Annual Report. Our financial condition, including our ability to make payments on our debt, is also dependent on external factors such as interest rates, the level of lending activity in the credit markets and other external industry-specific and more general external factors, including those described in this Annual Report.

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

We had identified two material weaknesses in our internal control over financial reporting in the year 2023. Our remediation in 2024 of such material weaknesses is effective, however, if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely, accurate and reliable financial statements would be impaired.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We had identified two material weaknesses in our internal control over financial reporting in 2023, that was remediated in 2024. The first material weakness related to a lack of adequate and timely review of accounts and reconciliations by management, primarily due to a large number of accounting journal entries across GEN Restaurant Group’s operating entities resulting in material audit adjustment and significant post-closing adjustments. The second material weakness related to an inadequate design of our information technology controls and inappropriate access by members of our finance team, primarily due to the open architecture of our accounting system and a lack of segregation of duties within our finance team.

Our management developed and implemented remediation plans, including operation improvements designed to limit journal entries as well as implementation of an accounting system with a closed architecture. The material weaknesses was considered remediated when, after design and implementation, management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will maintain the changes management put into place, and any new ones as determined to be appropriate. If remediation is not maintain, material weaknesses could result in further material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. In the future, if we are unable to assert that our internal control over financial reporting is effective, or if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the Company’s internal control over financial reporting, when required in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by the Exchange, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure requirement applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act, and a “smaller reporting company,” as defined under the Exchange Act. As an emerging growth company and a smaller reporting company, we are permitted to follow reduced disclosure requirements compared to those of public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, (the “SEC”), which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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
•
exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; and
•
exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”), regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).

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

We are also a “smaller reporting company,” as defined in the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are permitted to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

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

The structure and role of our senior management team may result in the departure of members of the team or otherwise adversely affect our operations.

Our success is substantially dependent on the continued service of certain members of our senior management team. These executives have been responsible for determining the strategic direction of our business and for executing our growth strategy. They are integral to our brand, culture and the reputation we enjoy with suppliers, customers and consumers. We also rely on our leadership team for operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. The loss of the services of any of these executives or other key employees could have a material adverse effect on our business and prospects, as we may not be able to timely find suitable individuals to replace, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause the price of our common stock to decline. We also currently have co-CEOs, and this management structure could be cumbersome and lead to disagreements at the management level. Furthermore, certain agreements between us and our co-CEOs could give rise to claims by us against our co-CEOs in certain circumstances. We carry key-person life insurance for our senior executives. To continue to execute our growth strategy, we also must identify, hire and retain highly skilled personnel. We might not be successful in continuing to attract and retain qualified personnel. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition or results of operations.

A breach of security of confidential employee information or confidential consumer information related to our electronic processing of credit and debit card transactions, could substantially affect our reputation, business, financial condition, or results of operations.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. In the future our customers may make claims against us for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. In addition, most states have enacted legislation requiring consumer notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our business, financial condition or results of operations. Further, negative publicity resulting from these allegations may have a material adverse effect on us and could substantially affect our reputation and business, financial condition or results of operations.

In addition, our business requires the collection, transmission and retention of large volumes of guest and employee data, including personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. There is increased regulation of the collection and use of such information at the international, federal, and state levels. Additionally, we have been subject to security breaches and cyber incidents in the past and our preventative measures and incident response efforts may not be entirely effective at preventing future breaches. As the digital age continues to evolve and reliance upon new technologies becomes more prevalent, it is imperative we secure the privacy and sensitive information we collect. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability, remediation costs and competitive disadvantage.

We rely on restaurant and retail-specific information technology systems and any inadequacy, failure, or interruption of those systems, including those newly implemented, may harm our ability to effectively operate our business.

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

During 2025, we implemented new information technology systems. Implementations of new systems are often complex and time-consuming, and the use of any new systems involve risks inherent to conversion to a new system. These risks include loss of information, the compromise of data integrity and the potential disruption of our normal business operations. The implementation process may be disruptive if the new information technology systems do not work as planned, or if we experience issues relating to the new technology. Any disruption to our normal business operations and/or our failure to manage such disruptions could have a material adverse effect on our business.

Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations and obligations could harm our business.

We are subject to numerous federal, state, local and international laws and regulations regarding privacy, data protection, information security and the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content and data, which we refer to collectively as privacy laws, the scope of which is changing, subject to differing interpretations and may be inconsistent among countries, or conflict with other laws, regulations or other obligations. We are also subject to the terms of our privacy policies and obligations to our customers and other third parties related to privacy, data protection and information security. We strive to comply with applicable privacy laws; however, the regulatory framework for privacy and data protection worldwide is varied, and it is possible that these or other actual obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

California also enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees) expanded rights to transparency, access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company is committed to protecting the confidentiality, integrity, and availability of its information systems and the data they contain from cybersecurity threats. The Company recognizes that cybersecurity is a dynamic and evolving area of risk that requires ongoing assessment, management, and oversight. The Company works with third party companies to assess, identify, manage, and mitigate material cybersecurity threats, as well as to respond to and recover from cybersecurity incidents.

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

Management’s Role Managing Risk

Our CEO, Chief Financial Officer (“CFO”), and Information Technology Manager (“IT Manager”) play a primary role in informing the Audit Committee on cybersecurity risks. Our IT Manager has seven years of experience with the Company, which includes management of cybersecurity. These individuals monitor activity and potential risks related to the day-to-day operations of the business, including reviewing results of the work of our outside consultants. They will provide briefings to the Audit Committee on a periodic basis regarding cybersecurity matters, including but not limited to the following:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reporting, if any, and learning from any cybersecurity events;
•
Risk mitigation efforts and insurance, and
•
Compliance with regulatory requirements and industry standard.

Item 2. Properties.

As of December 31, 2024, there were 43 restaurants owned and operated by GEN Inc. Our main office is located at 11480 South Street, Suite 205, Cerritos, CA 90703 and our telephone number is (562) 356-9929. We lease our main office and substantially all of the properties in which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 1. “Organization and Description of Business” and Note 11. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

The table below shows the locations of our restaurants as of December 31, 2024:

City	State	Opened	City	State	Opened
Tustin	CA	Sep-11	Westgate	CA	Jan-18
Huntington Beach	CA	Nov-12	San Diego	CA	May-18
Alhambra	CA	Dec-12	Mountain View	CA	Nov-18
Oxnard	CA	Jun-13	Sacramento	CA	Mar-19
Cerritos	CA	Jan-14	Pearlridge	HI	Apr-19
Torrance	CA	Aug-14	Frisco	TX	Jun-19
Rancho Cucamonga	CA	Dec-14	Houston	TX	Oct-19
San Jose	CA	Aug-15	Webster	TX	May-22
Henderson	NV	Aug-15	Las Vegas/Miracle Mile	NV	Jun-22
West Covina	CA	Sep-15	New York	NY	Dec-22
Corona	CA	Dec-15	Cerritos	CA	Apr-23
Northridge	CA	Dec-15	Chandler	AZ	Jun-23
Chino Hills	CA	Apr-16	Fort Lauderdale	FL	Jun-23
Carrollton	TX	Sep-16	Westheimer	TX	Oct-23
Honolulu	HI	Mar-17	Kapolei	HI	Nov-23
Glendale	CA	Mar-17	Arlington	TX	Dec-23
Fullerton	CA	Jul-17	Seattle	WA	Mar-24
Fremont	CA	Aug-17	Jacksonville	FL	Apr-24
Tempe	AZ	Sep-17	Pflugerville	TX	Oct-24
Dallas	TX	Feb-24	Maui	HI	Sep-24
Las Vegas/Sahara	NV	Dec-17	Tigard	OR	Oct-24
Concord	CA	Jan-18

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Market under the symbol “GENK.”

As of February 26, 2025, there were approximately 14 shareholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes of GEN Inc., included in Part II, Item 8 of this Annual Report on Form 10-K, which includes GEN Restaurant Companies, LLC (the “Operating Company”) for the year ended December 31, 2024 and 2023. The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the Transactions (as defined in Note 1 to such consolidated financial statements) and to GEN Inc. and its consolidated subsidiaries, including the Operating Company, following the Transactions.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 46 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon, New Jersey, and Florida. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue to grow our number of restaurants in the future. In 2022, our new restaurants have generated average Payback Periods of approximately 1.9 years, which equates to an average ROI of over 50%. For the restaurants opened in 2023 and 2024, the average Payback Periods of 2.2 years, which equates to an average ROI of approximately 45%. Going forward, we are targeting for our new restaurant units a Payback Period of less than 3 year, which equates to an ROI of 33% to 40%. Restaurants range in size from 4.7 thousand to 12 thousand square feet, and are typically located in high-activity commercial areas.

Business Trends

Although we temporarily paused our new restaurant opening plans during the COVID-19 pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2022, we opened three new restaurants, and we opened six new restaurants during both of 2023 and 2024. Subsequent to December 31, 2024, we opened three new restaurants in San Antonio, TX, Edison, NJ, and Orlando, FL. In addition to these three, as of December 31, 2024 we entered into leases for 18 new restaurant locations, with openings planned during 2025 and thereafter. These locations are in Austin, TX, New York (Sixth Street), NY, Bayside (Queens), NY, El Paso, TX, San Diego, CA, Waco, TX, Kona, HI, Nashville, TN, Boston, MA, Tucson, AZ, Cary, NC, Austin (Southpark) TX, Naperville, IL, Clearwater, FL, McAllen, TX, San Antonio, TX, Cambridge, MA and Sterling Heights, MI. The six restaurants opened during 2024 are our Dallas, Texas, Seattle, Washington, Jacksonville, Florida, Maui, Hawaii, Pflugerville, Texas, and Tigard, Oregon locations. In addition to the three restaurants we opened in January 2025, we currently expect to open 10 to 13 other locations during 2025. Additionally, we are introducing international expansion into

South Korea with at least two Company-owned locations slated to open in 2025. Future sales and profitability levels of our restaurants and our ability to successfully implement our growth strategy in the near term, however, remain uncertain.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2025 and bears interest at a variable rate per annum equal to 7.75% as of December 31, 2024. As of December 31, 2024 the balance was $3.0 million, which was subsequently paid in full on January 2, 2025.

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, Adjusted net income EPS, Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net Income Margin

Net Income Margin is net income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, consulting fees paid to a related party, gain on extinguishment of debt, RRF grants, employee retention credits, litigation accruals, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Adjusted Net Income and Adjusted EPS

Adjusted Net Income and Adjusted net income per share represents net income before income taxes, adjusted for stock-based compensation, and the related tax impact of the stock-based compensation adjustment, and provision for income taxes. “Adjusted EPS” is Adjusted Net Income, converted to a per share amount. Adjusted Net Income and Adjusted EPS are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risk and limitations, see “Non-GAAP Financial Measures.”

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

Average Unit Volume

“Average Unit Volume” (“AUV”) means the average annual restaurant sales for all restaurants open for a full 18 months before the end of the period measured. AUV is calculated by dividing annual revenue for the year presented for all such restaurants by the total number of restaurants in that base. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUV for the years ended December 31, 2024 and December 31, 2023 :

	Year ended December 31,
	2024	2023
(in thousands)
Average Unit Volume	$5,457	$5,873

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

	Year Ended December 31,
	2024	2023
Comparable restaurant sales change (%)	(5.6)%	0.5%
Comparable restaurant base	33	29

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales change is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Restaurant activity
Beginning of period	37	31
Openings	6	6
Closings	—	—
End of period	43	37

During the month of January 2025, we opened three new restaurants.

Revenue Per Square Foot

“Revenue per square foot” means the restaurant sales for all restaurants opened a full 18 months before the end of the eighteen month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the year ended December 31, 2024 and 2023:

	For the period ending December 31,
	2024	2023
Revenue per square foot	$801	$857

Components of Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants and, to a minor extent, through our online portal. Restaurant revenues in a given period are directly impacted by the number of restaurants we operate, menu pricing, the number of customers visiting and comparable restaurant sales change. Revenue also includes gift card revenue earned.

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

Management fees. Management fees included expenses paid to a third-party entity, which provides fixed fees for 12 restaurants and a percentage of gross revenue for one restaurant in exchange for management services. Following the IPO, management fees were phased out, although corporate general and administrative expenses are expected to increase correspondingly.

Depreciation and amortization - corporate. These are periodic non-cash charges at the corporate level that consist of depreciation of fixed assets, including equipment, information systems software and capitalized leasehold improvements, if any. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to seven years.

Restaurant revitalization fund grant. During 2021, we received $16.8 million of grants under the Restaurant Revitalization Fund, of which $13.0 million was recognized in income and $3.8 million was deferred as of December 31, 2024 and December 31, 2023. We do not anticipate receiving additional funds under this program.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the years ended December 31, 2024, and December 31, 2023, $0.2 million and $2.5 million, respectively, of these credits were received and recorded.

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

Results of Operations for the years ended December 31, 2024 and December 31, 2023

The following table presents selected comparative results of operations from our audited financial statements for the year ended December 31, 2024 and December 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Year Ended December 31,		Increase/(decrease)
(amounts in thousands)	2024	2023	Amount	%

Revenue	$208,380	$181,007	$27,373	15.1%
Restaurant operating expenses:
Food cost	68,730	58,322	10,408	17.8%
Payroll and benefits	64,322	56,889	7,433	13.1%
Occupancy expenses	17,524	14,653	2,871	19.6%
Operating expenses	21,538	18,043	3,495	19.4%
Depreciation and amortization	6,735	4,808	1,927	40.1%
Pre-opening costs	7,607	3,680	3,927	106.7%
Total restaurant operating expenses	186,456	156,395	30,061	19.2%
General and administrative	21,326	12,937	8,389	64.8%
Consulting fees - related party	—	2,325	(2,325)	(100.0)%
Management fees	—	1,176	(1,176)	(100.0)%
Depreciation and amortization - corporate	122	84	38	45.2%
Total costs and expenses	207,904	172,917	34,987	20.2%
Income from operations	476	8,090	(7,614)	(94.1)%
Employee retention credits	199	2,483	(2,284)	(92.0)%
Gain on remeasurement of previously held interest	3,402	—	3,402	100.0%
Interest income, net	829	347	482	138.9%
Equity in (loss) income of equity method investee	(17)	535	(552)	(103.2)%
Income before income taxes	4,889	11,455	(6,566)	(57.3)%
Provision for income taxes	357	21	336	1600.0%
Net income	4,532	11,434	(6,902)	(60.4)%
Net Income attributable to noncontrolling interest	3,940	3,028	912	30.1%
Net income attributable to GEN Restaurant Group, Inc.	$592	$8,406	$(7,814)	(93.0)%

	% of Revenue
	Twelve months ended Dec 31,
	2024	2023
Revenue	100%	100%
Restaurant operating expenses:
Food cost	33.0%	32.2%
Payroll and benefits	30.9%	31.4%
Occupancy expenses	8.4%	8.1%
Operating expenses	10.3%	10.0%
Depreciation and amortization	3.2%	2.7%
Pre-opening costs	3.7%	2.0%
Total restaurant operating expenses	89.5%	86.4%
General and administrative	10.2%	7.1%
Consulting fees - related party	0.0%	1.3%
Management fees	0.0%	0.6%
Depreciation and amortization - corporate	0.1%	0.0%
Total costs and expenses	99.8%	95.5%
Income from operations	0.2%	4.5%
Employee retention credits	0.1%	1.4%
Gain on remeasurement of previously held interest	1.6%	0.0%
Interest income, net	0.4%	0.2%
Equity in (loss) income of equity method investee	0.0%	0.3%
Net Income before income taxes	2.3%	6.3%
Provision for income taxes	0.2%	0.0%
Net income	2.2%	6.3%
Net Income attributable to noncontrolling interest	1.9%	1.7%
Net income attributable to GEN Restaurant Group, Inc.	0.3%	4.6%

Revenues. Revenues were $208.4 million for the year ended December 31, 2024, compared to $181.0 million for the year ended December 31, 2023, an increase of $27.4 million, or 15.1%. This primarily reflects having 43 restaurants open in the year ended December 31, 2024 compared to 37 restaurants open in the year ended December 31, 2023.

Food costs. Food costs were $68.7 million for the year ended December 31, 2024, compared to $58.3 million for the year ended December 31, 2023, an increase of $10.4 million, or 17.8%. The increase in food costs primarily reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 32.2% to 33.0%.

Payroll and benefits. Payroll and benefits costs were $64.3 million for the year ended December 31, 2024, compared to $56.9 million for the year ended December 31, 2023, an increase of $7.4 million, or 13.1%. The increase in payroll and benefits costs is primarily due to new restaurants. As a percentage of revenue, payroll and benefits costs decreased from 31.4% to 30.9%.

Occupancy expenses. Occupancy expenses were $17.5 million for the year ended December 31, 2024 compared to $14.7 million for the year ended December 31, 2023, an increase of $2.9 million, or 19.6%. The increase in occupancy expenses reflects the addition of six new locations in 2024. As a percentage of revenue, occupancy expenses were 8.4% in 2024 compared to 8.1% in 2023.

Operating expenses. Operating expenses were $21.5 million for the year ended December 31, 2024 compared to $18.0 million for the year ended December 31, 2023, an increase of $3.5 million, or 19.4%, as expenses increased to support the revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.3% in 2024 and 10.0% in 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses were $6.7 million for the year ended December 31, 2024 and $4.8 million for the year ended December 31, 2023. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.2% in 2024 and 2.7% in 2023.

Pre-opening costs. Pre-opening costs were $7.6 million for the year ended December 31, 2024 compared to $3.7 million for the year ended December 31, 2023. This increase was due to more restaurants under development in 2024 than in 2023.

General and administrative expenses. General and administrative expenses were $21.3 million for the year ended December 31, 2024 compared to $14.1 million (including management fees) for the year ended December 31, 2023, an increase of $7.2 million, or 51.1%. As a percentage of revenue, general and administrative expenses increased from 7.8% (including management fees) in 2023 to 10.2% in 2024 as costs shifted post-IPO from consulting and management fees previously paid to related parties.

Consulting fees - related party. Consulting fees were $2.3 million for the year ended December 31, 2023. These fees were eliminated following the IPO in June 2023.

Management Fees. Management fees were $1.2 million for the year ended December 31, 2023. These were paid to a third-party entity and consist of fixed fees for twelve restaurants and a percentage of gross revenue for one restaurant in exchange for management services. These fees were eliminated following the IPO in June 2023.

Employee retention credits. During both the years ended December 31, 2024 and December 31, 2023 we received employee retention credits from the IRS in the amount of $199 thousand and $2.5 million, respectively.

Other income (loss). During the years ended December 31, 2024, and 2023 these expenses were $0.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income, net. During 2024, interest income, net was $0.8 million compared to $0.3 million in 2023. The increase in net interest income was primarily due to the interest income earned on the proceeds from the IPO.

Equity in income of equity method investee. Equity in (loss) income of equity method investee reflected our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024. Equity method investee was a loss of $17 thousand in 2024 compared to a $535 thousand gain in 2023.

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

The following table reconciles net income to Adjusted EBITDA for the year ended December 31, 2024 and December 31, 2023:

(amounts in thousands)	Year ended December 31,
	2024	2023

EBITDA:
Net income	$4,532	$11,434
Net Income Margin	2.2%	6.3%
Interest income , net	(829)	(347)
Provision for income taxes	357	21
Depreciation and amortization	6,857	4,892
EBITDA	$10,917	$16,000
EBITDA Margin	5.2%	8.8%

Adjustments to EBITDA:
EBITDA	$10,917	$16,000
Stock-based compensation expense(1)	2,986	$1,517
Consulting fees - related party (2)	—	2,325
Employee retention credits (3)	(199)	(2,483)
Non-cash lease expense (4)	677	379
Non-cash lease expense related to pre-opening costs (5)	2,354	1,110
Adjusted EBITDA	$16,735	$18,848
Adjusted EBITDA Margin	8.0%	10.4%

(1)
Stock-based compensation expense: During the years ended December 31, 2024 and 2023,we incurred expenses related to the granting of restricted stock units (“RSUs”) to employees. This was recorded in General and administrative expense.
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

The following table reconciles Net income before taxes to Adjusted net income and Adjusted net income per share for the twelve months ending December 31, 2024 and 2023:

	Twelve months ended December 31,
(in thousands, except per share amounts)	2024	2023

Net income before income taxes	$4,889	$11,455
Stock based compensation	2,986	1,517
Tax impact of adjustment	(125)	(59)
Provision for income taxes	357	21
Adjusted Net income	7,393	12,892
Less: Net income attributable to noncontrolling interest	6,427	3,028
Net income attributable to GEN Restaurant Group, Inc.	966	9,864

Adjusted Net income attributable to Class A common stock per share - basic and diluted (1)	$966	$510

Weighted-average shares of Class A common stock outstanding - basic (1)	4,668	4,140
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,668	4,233

Adjusted Net income per share of Class A common stock - basic (1)	$0.21	$0.12
Adjusted Net income per share of Class A common stock - diluted (2)	$0.21	$0.12

(1)(2) Basic and diluted adjusted net income per share of Class A common stock is presented only for the period after the Company’s organization transactions effective June 30, 2023.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the year ended December 31, 2024 and December 31, 2023:

(amounts in thousands)	Year ended December 31,
	2024	2023
Income from Operations	$476	$8,090
Income Margin from Operations	0.2%	4.5%
Depreciation and amortization	6,857	4,892
Pre-opening costs	7,607	3,680
General and administrative	21,326	12,937
Consulting fees - related party	—	2,325
Management fees	—	1,176
Non-cash lease expense	677	379
Restaurant-Level Adjusted EBITDA	$36,943	$33,479
Restaurant-Level Adjusted EBITDA Margin	17.7%	18.5%

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, Adjusted net income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, Adjusted net income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin in the same fashion. These non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Liquidity and Capital Resources

As of December 31, 2024 we had $23.7 million of cash and ($7.2) million of working capital deficit, which is calculated as current assets minus current liabilities, compared with $32.6 million of cash and $5.5 million of working capital as of December 31, 2023. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO certain companies within GEN Restaurant Group made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the Reorganization, mandated annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We determined the amount of these distributions based on the operating cash flow of each such entity. During the year ended December 31, 2023, an aggregate of $26.5 million of distributions were made, and during the year ended December 31, 2024, an aggregate of approximately $0.9 million of distributions were made related to income taxes.

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

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
	2024	2023
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$17,827	$22,164
Net cash used in investing activities	(26,801)	(6,307)
Net cash provided by financing activities	18	5,579

Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024 was $17.8 million, the result of net income of $4.5 million, adjusted by non-cash charges of depreciation and amortization of $6.9 million, amortization of operating lease assets of $6.8 million and stock-based compensation of $3.0 million, partially offset by the gain of $3.4 million. The net cash outflows from changes in operating assets and liabilities were primarily flat.

Net cash provided by operating activities during the year ended December 31, 2023 was $22.2 million, the result of net income of $11.4 million, adjusted by non-cash charges of depreciation and amortization of $4.9 million, amortization of operating lease assets of $4.6 million and stock-based compensation of $1.5 million, partially offset by net cash outflows of approximately $0.3 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in prepaid expenses of $2.6 million and a decrease in operating lease liabilities of $3.1 million, partially offset by an increase in accounts payable of $3.0 million and a decrease in inventory of $2.1 million.

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $26.8 million, reflecting $23.8 million for the purchase of property and equipment and $3.0 million for the acquisition of GKBH.

Net cash used in investing activities during the year ended December 31, 2023 was $6.3 million, reflecting $10.9 million in the net recovery of proceeds from advances made to a related party, partially offset by $17.2 million for the purchase of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $18 thousand, primarily due to $3.0 million in proceeds from third party debt and proceeds of $3.0 million from line of credit, partially offset by payments of $3.8 million on third party loans, $0.9 million for member distribution, and payments to members for advances of $0.9 million.

Net cash provided by financing activities during the year ended December 31, 2023 was $5.6 million, primarily due to $46.2 million in proceeds from the issuance of Class A common stock in the IPO, offset partially by $26.5 million in member distributions, and payments on loans of $14.1 million.

Contractual Obligations

The following table presents our commitments and contractual obligations as of December 31, 2024:

	Payments Due by Period as of December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(amounts in thousands)
Operating lease payments (1)	$261,852	$14,776	$31,183	$32,234	$183,659
Finance lease payments (2)	26	26	—	—	—
Notes payable (3)	6,864	1,722	1,144	230	3,768
Notes payable interest (4)	2,719	182	329	305	1,903
Line of Credit	3,000	3,000	—	—	—
Total Contractual obligations	$274,461	$16,706	$32,656	$32,769	$189,330

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023 we did not have any material off-balance sheet arrangements.

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

Our critical accounting estimates are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following are affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

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

Assets we acquired under finance lease arrangements were recorded at the lower of the present value of future minimum lease payments or fair value of the assets at the inception of the lease. Finance lease assets were amortized over the shorter of the useful life of the assets or the lease term, and the amortization expense is included in depreciation and amortization on the accompanying financial statements.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification, (“ASC”) 360, “Property, Plant and Equipment.” An impairment test is performed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Recently Adopted Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, for a discussion of recently adopted accounting standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage and other commodities. We have been able to partially offset cost increases that resulted from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and governmental regulations and inflation. We accomplished this by increasing our menu prices and making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

Inflation Risk

The primary areas where inflation impacts our operations are in food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, until 2024, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with the implementation of more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could render additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset inflationary or other cost pressures.

Interest Rate Risk

We are exposed to market interest rates by accessing our line of credit, which bears an interest rate at the Wall Street Journal Prime Rate plus 0.25%.

Item 8. Financial Statements and Supplementary Data.

See index to financial statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has evaluated the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.

Remediation of Previously Disclosed Material Weakness

We previously reported material weaknesses in our 2023 Annual Report on Form 10-K, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, a material weakness in our control environment. As of December 31, 2024, management has completed our remediation efforts of these material weaknesses.

Changes in Internal Control over Financial Reporting

Other than described above in “Remediation of Previously Disclosed Material Weakness”, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Item 9B. Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and their biological information appears in Part 1, Item 1 of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”

Additional information required by this item is incorporated by reference to the section titled “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics for our Chief Executive Officers and Senior Finance Officers. A copy of the Code can be found on our website at www.genkoreanbbq.com in the “Investor” section. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from the Code by posting such information on the same website.

Audit Committee

The information required by this item is incorporated by reference to the section titled “Committees of the Board” in our Proxy Statement for the 2025 Annual Meeting of the Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained under the captions “Director compensation” and “Executive compensation” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement, provided that the Compensation Committee report shall not be deemed filed with this Form 10-K.

The information contained under the caption “Compensation committee interlocks and insider participation” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information that is contained under the captions “Security ownership of certain beneficial owners” and “Security ownership of directors and management” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions “Related person transactions” and “Director independence” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

Item 14. Principal Accountant Fees and Services.

The information with respect to principal accountant fees and services contained under the caption “Proposal to ratify appointment of independent registered public accounting firm” in our proxy statement for the 2025 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

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

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Marcum, LLP, independent registered public accounting firm the Company’s Form S-8,
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	GEN Restaurant Group Clawback Policy (incorporated by reference to the Company’s 10-K dated March 7, 2024 as Exhibit 97.1)

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GEN RESTAURANT GROUP, INC.

Date: March 7, 2025	By:	/s/ Thomas V. Croal
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

Name	Title	Date

/s/ David Kim	Chief Executive Officer	March 7, 2025
David Kim	(Principal Executive Officer and Director)

/s/ Thomas V. Croal	Chief Financial Officer	March 7, 2025
Thomas V. Croal	(Principal Financial and Accounting Officer)

/s/Jae Chang	Jae Chang	March 7, 2025
Jae Chang	(Director)

/s/ Michael B. Cowan	Michael B. Cowan	March 7, 2025
Michael B. Cowan	(Director)

/s/ Jonathan Gregory	Jonathan Gregory	March 7, 2025
Jonathan Gregory	(Director)

/s/ David Park	David Park	March 7, 2025
David Park	(Director)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

GEN Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEN Restaurant Group, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in permanent equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 7, 2025

Costa Mesa, CA

PCAOB ID No. 688

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share and per share information)	December 31, 2024	December 31, 2023

Current assets:
Cash and cash equivalents	$23,675	$32,631
Inventories	727	461
Accounts receivable	3,487	—
Prepaid expenses and other current assets	6,004	3,726
Total current assets	33,893	36,818
Equity method investment	—	523
Property and equipment, net	52,639	33,907
Goodwill	9,498	—
Operating lease assets	131,542	99,255
Deferred tax asset	11,686	12,618
Other assets	1,157	749
Total assets	$240,415	$183,870
Liabilities and equity
Current liabilities
Accounts payable	12,408	10,704
Accrued salaries and benefits	3,243	2,660
Accrued interest	60	42
Notes payable, current	1,724	165
Line of credit	3,000	—
Notes payable to related parties	—	1,197
Obligations under finance leases, current	26	125
Operating lease liabilities, current	5,221	4,535
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Advances from members	—	2,704
Gift card liabilities	5,983	—
Other current liabilities	5,598	5,366
Total current liabilities	41,069	31,304
Notes payable, net of current portion	5,140	4,547
Tax receivable agreement liability	691	—
Operating lease liabilities, net of current portion	147,898	110,501
Total liabilities	194,798	146,352
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 4,913,064 shares issued and outstanding as of December 31, 2024 and 4,140,000 shares issued and outstanding as of December 31, 2023, respectively	5	4
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,886,912 shares issued and outstanding as of December 31, 2024 and 28,141,566 shares issued and outstanding as of December 31, 2023, respectively	28	28
Additional paid-in capital	11,782	7,112
Retained Earnings	915	322
Non-controlling interest	31,387	28,552
Total permanent equity	44,117	36,018
Total liabilities and stockholders’ equity	$240,415	$183,870

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC

Consolidated Income Statements

	For the year ended December 31,
(in thousands, except per share amounts)	2024	2023

Revenue	$208,380	$181,007
Restaurant operating expenses:
Food cost	68,730	58,322
Payroll and benefits	64,322	56,889
Occupancy expenses	17,524	14,653
Operating expenses	21,538	18,043
Depreciation and amortization	6,735	4,808
Pre-opening costs	7,607	3,680
Total restaurant operating expenses	186,456	156,395
General and administrative	21,326	12,937
Consulting fees - related party	—	2,325
Management fees	—	1,176
Depreciation and amortization - corporate	122	84
Total costs and expenses	207,904	172,917
Income from operations	476	8,090
Employee retention credits	199	2,483
Gain on remeasurement of previously held interest (see Note 3)	3,402	—
Interest income, net	829	347
Equity in (loss) income of equity method investee	(17)	535
Net income before income taxes	4,889	11,455
Provision for income taxes	357	21
Net income	4,532	11,434
Less: Net income attributable to noncontrolling interest	3,940	3,028
Net income attributable to GEN Restaurant Group, Inc.	592	8,406

Net income attributable to Class A common stock per share - basic and diluted (1)	$592	$324

Weighted-average shares of Class A common stock outstanding - basic (1)	4,668	4,140
Weighted-average shares of Class A common stock outstanding - diluted (2)	4,668	4,233

Net income per share of Class A common stock - basic (1)	$0.13	$0.08
Net income per share of Class A common stock - diluted (2)	$0.13	$0.08

(1) (2)Basic and diluted net income per Class A common stock is presented only for the period after the Company’s organizational transactions.

See Note 1 for a description of the organizational transactions. See Note 16 for calculation of net income per share.

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Changes in Permanent Equity (Deficit)

Year ended December 31, 2024 and December 31, 2023

	Redeemable Class B Common	Members' equity	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except share outstanding )	Units	(deficit)	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2022	-	$(10,011)		$-		$-	$-		$3,250	$(6,761)
Activities prior to the initial public offering and related organizational transactions:
Net income prior to the organizational transaction		8,084							827	8,911
Conversion of related party loans to equity		871								871
Member distributions		(26,469)								(26,469)
Effects of initial public offering and related organization transactions:										-
Effects of the organizational transactions	(23,448)	27,525							(4,077)	23,448
Issuance of Class A common stock in the IPO, net of underwriting discount			3,600,000	3			40,141			40,144
Issuance of Class A common stock to underwriters upon exercise of overallotment option			540,000	1			6,025			6,026
Issuance of Class B common stock in the IPO, net of underwriting discount					28,141,566	28	(28)			-
Conversion of Class B common units into Class B Shares	23,448						(23,447)			(23,447)
Capitalization of initial public offering costs							(3,265)			(3,265)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increase in tax basis							12,520			12,520
Activity subsequent to the initial public offering and related organizational transactions:
Net income								322	2,201	2,523
Stock-based compensation							1517			1,517
NCI Adjustment							(26,351)		26,351	-
Balance, December 31, 2023	-	$-	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018

See accompanying notes to consolidated financial statements.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except share outstanding )	Shares	Amount	Shares	Amount	capital	Earnings	Interest
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						593	3,939	4,532
Stock-based compensation					2,986			2,986
Adjustment to tax liabilities and assets under TRA					(1,288)			(1,288)
Shares issued upon RSU vesting	280,817							-
Exchange of noncontrolling interest for Class A common stock	254,654	1	(254,654)		259	-	(259)	1
Conversion of related party loans and advances from members to Class A common stock	237,593				1,436			1,436
Distributions to members					-		(845)	(845)
Contribution by shareholder in final IPO settlement					1,277			1,277
Balance, December 31, 2024	4,913,064	5	27,886,912	28	11,782	915	31,387	44,117

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Cash Flows

	For the year ended December 31,
(in thousands)	2024	2023

Cash flows from operating activities
Net Income	$4,532	$11,434
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,857	4,892
Equity in income of equity method investee, net of distributions	17	95
Gain on remeasurement of previously held interest	(3,402)	—
Stock-based compensation	2,986	1,517
Amortization of operating lease assets	6,814	4,642
Interest income earned on Notes receivable from related party	(33)	(150)
Deferred tax expense	333	87
Changes in operating assets and liabilities:
Accounts receivable	(3,487)	—
Inventories	(266)	2,082
Prepaid expenses and other current assets	(2,613)	(2,584)
Other assets	(432)	(67)
Accounts payable	730	3,008
Accrued salaries and benefits	583	684
Accrued interest	18	(133)
Gift card liabilities	5,983	—
Other current liabilities	221	(228)
Operating lease liabilities	(1,014)	(3,115)
Net cash provided by operating activities	17,827	22,164
Cash used in from investing activities
Proceeds from recovery of Notes receivable from related party	—	12,950
Advances made to related party	—	(2,100)
Purchase of property and equipment	(23,825)	(17,157)
Acquisition of GKBH, net of cash acquired	(2,976)	—
Net cash (used in) investing activities	(26,801)	(6,307)
Cash flows from financing activities
Proceeds from issuance of Class A common stock sold in IPO, net of underwriting discount	—	46,167
Payments to members for advances	(881)	(2,000)
Advance from members	—	262
Payments for deferred offering costs	—	(2,479)
Payments on EIDL loans	(90)	(87)
Payments on finance leases	(100)	(194)
Payments on third party loans	(3,770)	(2,440)
Payments on related party loans	(296)	(2,088)
Payment on line of credit	—	(7,993)
Proceeds from line of credit	3,000	1,100
Proceeds from third party loans	3,000	1,300
Proceeds from related party loans	—	500
Member distributions	(845)	(26,469)
Net cash provided by financing activities	18	5,579
Net change in cash and cash equivalents	(8,956)	21,436
Cash and cash equivalents at beginning of period	32,631	11,195
Cash and cash equivalents at end of the period	$23,675	$32,631
Supplemental disclosures of other cash flow information:
Cash paid for interest	$288	$195
Cash paid for taxes	114	175
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	1,904	927
Unpaid deferred offering costs	-	125
Leased assets obtained in exchange for new operating lease liabilities	39,229	13,355
Conversion of related party loans and advances from members to Class A common stock	1,436	871
Issuance of promissory note for business acquisition	3,000	—
Contribution by shareholder in final IPO settlement	1,277	—

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(1) Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, income statements, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc., Gen Restaurant Companies, LLC and its consolidated subsidiaries (the “Company”). All of the operations are owned by Gen Restaurant Companies, LLC. The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Washington, Texas, Florida and New Jersey specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of December 31, 2024:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Grills, LP	GEN Grills	DE	Hibachi Concept
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

As of December 31, 2024, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH and other rights and now controls 100% of GKBH. As of December 31, 2024 and December 31, 2023, there were 43 and 37 restaurants in operation, respectively. During the fourth quarter of 2024, the Company signed two leases for restaurants in San Antonio, Texas and McAllen, Texas for a period of 10 years. During the month of January 2025, we opened three restaurants in Orlando, FL, Edison, NJ, and San Antonio, TX.

Organization

GEN Inc. was formed as a Delaware corporation on October 28, 2021 and is based in Cerritos, California. As the managing member of Gen Restaurant Companies, LLC (the “Operating Company”), GEN Inc. operates and controls all of the business and affairs of the Operating Company, and through the Operating Company and its consolidated subsidiaries, conducts its business. Unless the context otherwise requires, references to the “Company” refer to GEN Inc., and its consolidated subsidiaries, including the Operating Company.

On June 30, 2023, the Company completed an initial public offering (the “IPO”) of 4,140,000 shares of Class A common stock at $12.00 per share that generated an aggregate net proceeds of $46.2 million.

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

(b)
Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires public companies additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements and related disclosures.

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-01, Leases (Topic 842): Common Control Arrangements. The new guidance requires all lessees in a lease with a lessor under common control to amortize leasehold improvement over the useful life of the common control group and provides new guidance for recognizing a transfer of assets between entities under common control as an adjustment to equity when the lessee no longer controls the use of the underlying asset. This guidance is effective for fiscal years beginning after December 15, 2023. ASU 2023-01 became effective for the Company in 2024 and did not have a significant effect on our financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim within fiscal years beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2024, and as a result, there was no material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” “Improvement for Income Tax Disclosure,” which is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the presentational effect that ASU 2023-09 will have on the consolidation financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Company adopted FASB ASC 260, “Earnings per Share” after the IPO. The consolidated income statements of the Company include a presentation of income (loss) per share. The Company calculates this on the income (loss) attributable to the activity after the IPO. As of December 31, 2024 and 2023, the Company did not have any dilutive securities that could, potentially, be exercised or converted into Class A common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

(e)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit. As of December 31, 2024 and December 31, 2023, there were deposits in excess of federally insured amounts of $2.9 million and $8.8 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

	Fair Value Measurements at December 31, 2024
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$6,459	$—	$—	$6,459
U.S. Treasury Securities (included in cash and cash equivalents)	$13,000	$1,317	$—	$14,317
	$19,459	$1,317	$—	$20,776
Represent money market accounts. Excludes $2.9 million of cash and cash equivalents at December 31, 2024.
	Fair Value Measurements at December 31, 2023
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$9,079	$—	$—	$9,079
U.S. Treasury Securities (included in cash and cash equivalents)	$20,000	$322	$—	$20,322
	$29,079	$322	$—	$29,401
Represent money market accounts. Excludes $2.5 million of cash and cash equivalents at December 31, 2023.

(f)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc., or Sysco, an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the year ended December 31, 2024, Sysco accounted for approximately 76.3% of total food costs. For the year ended December 31, 2023, Sysco accounted for approximately 15.1% of total food costs.

The Company previously relied on U.S. Foods, an unrelated third-party for a significant portion of its food products. For the year ended December 31, 2023, U.S. Foods accounted for approximately 36.0% of total food costs, respectively.

The Company relies on Pacific Global Distribution, Inc. (“PGD”), which provides restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. For the years ended December 31, 2024 and December 31, 2023, PGD accounted for approximately 3.2% and 16.4% of total operating expenses, respectively.

The Company previously relied on Wise Universal, Inc. (“Wise”), an entity 60% owned by a related party, which provided food products. For the year ended December 31, 2023, Wise accounted for approximately 21.3% of total food costs.

During the twelve months ended December 31, 2024 and 2023 two third party vendors accounted for 24.2% and 11.0% of total food costs, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company started selling gift cards primarily during the fourth quarter of 2024. The Company sells gift card which do not have expiration dates. Gift cards balances are initially recorded as unearned income. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards (“gift card breakage”). Gift card breakage income is included in revenue on the consolidated income statements.

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated income statements. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the years ended December 31, 2024 and 2023 as any amounts were deemed immaterial.

(j)
Other Assets and Other Current Liabilities

Other assets as of December 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Other Assets
Security Deposits	$933	$534
Liquor Licenses	224	215
Total Other Assets	$1,157	$749

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Other Current Liabilities as of December 31, 2024 and December 31, 2023 consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Other Current Liabilities
Sales tax payable	$1,645	$1,447
Accrued percentage rent	1,221	1,163
Misc. accrued expenses	2,732	2,756
Total Other Current Liabilities	$5,598	$5,366

(k)
Advances from members

Advances from members consist of funding received from member owners. As of December 31, 2024, the Company satisfied $2.7 million of advances from members through cash payments of $864 thousand, the issuance of Class A common stock valued at $550 thousand, and offsets against $1.3 million of advances to satisfy certain costs incurred by the Company related to the restructuring transaction in connection with the IPO. As of December 31, 2024, the Company did not owe any balance related to these advances from members, and as of December 31, 2023 the balance was $2.7 million.

(l)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $7.6 million and $3.7 million for the years ended December 31, 2024 and December 31, 2023, respectively.

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

(o)
Interest Expense

A reconciliation of total interest cost to interest expense as reported in the consolidated income statement for the years ended December 31, 2024 and December 31, 2023 is as follows:

	For the year ended December 31,
(in thousands)	2024	2023
Interest expense	$399	$617
Interest income	(1,228)	(964)
Interest income, net	$(829)	$(347)

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

(r)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated income statements. The Company incurred approximately $661 thousand and $187 thousand in advertising expenses for the years ended December 31, 2024 and December 31, 2023, respectively.

(s)
Risks and Uncertainties.

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to a pandemic. We cannot predict whether future pandemic outbreaks will reoccur or whether additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects a pandemic may have on the restaurant industry as a whole.

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(t)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the year ended December 31, 2024 and December 31, 2023.

(u)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the years ended December 31, 2024 and 2023, we recorded an aggregate benefit of $199 thousand and $2.5 million, respectively, in our consolidated income statements to reflect the ERC.

(u)
Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly attributable to the IPO. Following the successful consummation of the IPO in June 2023, deferred offering costs of approximately $3.3 million were recorded in the Company’s stockholders’ equity as a reduction of additional paid-in capital. The Company had no remaining deferred offering costs assets at December 31, 2024.

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

(w) Goodwill

Goodwill is calculated under ASC 805-30-30, which represent the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

(x) Accounts Receivable

Accounts receivable consist primarily of receivables from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.

(3)
Business Combinations

On February 18, 2024, the Company acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statements commencing February 18, 2024, the date of the acquisition. The purchase price for the acquisition was allocated

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition consisted of $6.0 million, payable in cash and a short term note payable. During the three months ended March 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included with “Gain on remeasurement of previously held interest” in our consolidated income statements.

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
$10,286

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects that a portion of the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities, expected synergies from combining the operation with the Company, and the assembled workforce.

The following table presents the unaudited supplemental consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2023:

	For the year ended December 31,
(in thousands, except per share data)	2024	2023

Revenue	$208,972	$188,419
Net income before taxes	4,501	15,022

Earnings per common share:
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

The pro forma financial information reflects the acquisition of GKBH by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of GKBH actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or results of operations. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the pro forma financial

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

information.

The fair value of the previously held noncontrolling interest was determined based on the fair value of the total consideration transferred and application of a discount for lack of control, which was determined using historical market data on control premiums and other industry data.

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

As of December 31, 2024, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 2 inputs consist of U.S. treasury securities.

		Fair Value Measurements at December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$6,459	$6,459	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$14,317	$14,317	$—	$—

		Fair Value Measurements at December 31, 2023
Money Market Account (included in Cash and Cash Equivalents)	$9,079	$9,079	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$20,322	$20,322	$—	$—

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the year ended December 31,
(in thousands)	2024	2023

Equipment	16,597	12,387
Furniture and fixtures	6,678	5,467
Leasehold improvements	55,275	43,022
Other assets	414	414
Construction in progress	12,809	4,894
	$91,773	$66,184
Less accumulated depreciation and amortization	(39,134)	(32,277)
Property and Equipment, Net	$52,639	$33,907

The construction in progress balance on December 31, 2024 and 2023 is related to new stores being developed as of such dates for subsequent openings.

Total depreciation and amortization, including corporate depreciation and amortization for the year ended December 31, 2024 and December 31, 2023 was approximately $6.9 million and $4.9 million, respectively.

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH Restaurant LLC (“GKBH”), which operates a GEN restaurant in Hawaii. During the year ended December 31, 2023, the Company received distributions of $625 thousand from GKBH.

A summary of the GKBH financial position for the years ended December 31, 2023 and results of operations as of December 31, 2023 is as follows (unaudited):

(in thousands)	December 31, 2023
Current assets	808
Noncurrent assets	2,290
Current liabilities	972
Noncurrent liabilities	1,064

Twelve months ended December 31,
(in thousands)	2023
Net sales or gross revenue	7,412
Operating income	4,967
Net income	1,071
Net income attributable to the entity	535

(7)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following tables present information related to gift cards (in thousands):

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

For the year ended December 31,
(in thousands)	2024
Gift card liabilities:
Beginning Balance	$-
Gift Card Activations	$9,563
Gift Card Redemptions	$(2,964)
Gift Card Breakage	$(616)
Ending Balance	$5,983

(8)
Line of Credit

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

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2025 and bears interest at a variable rate per annum equal to 7.75% as of December 31, 2024. As of December 31, 2024 the balance was $3.0 million, which was subsequently paid in full on January 2, 2025.

(9)
Notes Payable

Notes Payable to Bank

The Company and a commercial bank entered into a loan agreement in the amount of $3.0 million in 2024 with a maturity date of September 15, 2024, at an interest rate of 6.00%. The Company paid $44 thousand each month and paid one last payment estimated at $263 thousand on August 16, 2023. This note was guaranteed by six of the Company’s entities and was cross guaranteed by related party entities. On August 16, 2023, the Company paid the outstanding balance plus accrued interest in full. There was no outstanding balance as of December 31, 2024 and December 31, 2023, respectively.

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

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.75% as of December 31, 2024. The balance as of December 31, 2024 was $2.3 million.

Economic Injury Disaster Loan (EIDL)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of December 31, 2024 and December 31, 2023, the total principal amount of the EIDL loans was $4.4 million and $4.4 million, respectively, and the proceeds were used for working capital purposes. Interest on the EIDL loans accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of December 31, 2024 and December 31, 2023, the loan balance outstanding was $203 thousand and $271 thousand, respectively.

The aggregate maturities of all third party notes payable as of December 31, 2024 are as follows:

(in thousands)
2025	$1,724
2026	980
2027	165
2028	113
2029	117
Thereafter	3,765
$6,864
Less current portion of notes payable	(1,724)
Long term portion	$5,140

(10)
Related Party Notes Payable

During 2022, the member owners loaned $1.9 million, with an interest rate of 3.00% per year and matured on November 25, 2024, to the Company. During 2023 and 2024, the Company satisfied this loan and as of December 31, 2024, the loan balance outstanding was $0.

During March 2023, a member owner loaned $500 thousand to the Company of which $150 thousand was repaid prior to the IPO and as part of the IPO, the remaining loan balance was repaid in full and immediately contributed to owners’ equity.

Interest expense incurred for the related party debt was $16 thousand and $133 thousand for the year ended December 31, 2024 and December 31, 2023, respectively.

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the year ended December 31, 2024 and 2023:

(in thousands)		Year ended December 31,
Operating lease cost	Classification	2024	2023
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$11,937	$9,463
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	5,913	5,495
Total operating lease cost		$17,850	$14,958

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	December 31, 2024	December 31, 2023
Operating lease assets	$131,542	$99,255
Operating lease liabilities, current	5,221	4,535
Operating lease liabilities, net of current portion	147,898	110,501
Total operating lease liabilities	$153,119	$115,036

Finance lease assets, net (in thousands)	December 31, 2024	December 31, 2023
Property and equipment	$447	$902
Accumulated depreciation	(446)	(861)
Property and equipment, net	$1	$41

Finance lease liabilities (in thousands)	December 31, 2024	December 31, 2023
Obligations under finance leases, current	$26	$125
Obligations under finance leases, net of current portion	—	—
Total finance lease liabilities	$26	$125

December 31, 2024
Weighted-Average Remaining Lease Term (Years)	-
Operating leases	15.6
Finance leases	-
Weighted-Average Discount Rate
Operating leases	6.98%
Finance leases	-

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Maturities of lease liabilities as of December 31, 2024:

(in thousands)	Operating Leases	Finance Leases
2025	$14,776	$26
2026	15,431	—
2027	15,752	—
2027	15,982	—
2028	16,253	—
Thereafter	183,658	—
Total undiscounted lease payments	$261,852	$26
Present value discount/interest	(108,733)	—
Present value	153,119	26
Lease liabilities, current	5,221	26
Lease liabilities, net of current	147,898	—
Total operating lease liability	$153,119	$26

As of December 31, 2024, the Company had additional operating leases related to new restaurants, which the Company has not yet taken possession. These additional leases will total $62.2 million in future lease payment commitments. These operating leases are expected to commence in fiscal year 2025 and have lease terms, including option periods, of 20 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next year. On December 31, 2024 and December 31, 2023 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Property and equipment	447	902
Less accumulated depreciation and amortization	(446)	(861)
Property and equipment, net	$1	$41

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

The Company is a party to several lawsuits brought in Los Angeles County, California, by ex-employees alleging labor law violations. The Company plans to continue to defend against these claims and does not expect the outcome of these lawsuits to have a material impact on the financial statements of the Company.

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

For the year ended December 31, 2024, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

The following table details the Company’s provision for income taxes. Components of the provision for incomes taxes are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Current tax:
U.S. Federal	9	(61)
U.S. State and local	15	(47)
	$24	$(108)

Deferred tax:
U.S. Federal	(186)	71
U.S. State and local	519	16
	$333	$87

Valuation Allowance	—	—
Provision for income taxes	$357	$21

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The company had an effective tax rate of 7.45% and 0.19% for the years ended December 31, 2024 and 2023, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year ended December 31,
	2024	2023
Statutory U.S. federal income tax rate	21.00%	21.00%
State tax, net of federal benefits	0.51%	0.22%
FICA credits	—	—
Non-deductible expenses	0.05%	0.02%
Gain on GKBH remaining 50% interest	(2.02)%	—
Non-controlling interest	(18.08)%	(20.44)%
Disallowed Exec Com - 162(m) limit	—	—
Valuation allowance	—	—
Tax Credits	(2.80)%	(0.61)%
State rate change	8.68%	0.00%
Return to provision	0.75%	0.00%
Cumulative book expense on unvested RSU	(0.91)%	0.00%
Other	0.27%	0.00%
Effective tax rate	7.45%	0.19%

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

Temporary differences and carryforward that give rise to deferred tax assets and liabilities are comprised of the following:

	Year ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$-	$-
Tax Credits	48	-
Outside basis differences	11,630	12,608
Charitable contributions carryover	-	-
State taxes	8	10
Gross deferred tax asset before valuation	11,686	12,618
Net Deferred tax asset	$11,686	$12,618

Net Deferred tax assets	$11,686	$12,618

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

As of December 31, 2024, the Company had a liability related to its projected obligations under the TRA of $691 thousand, which reflect on the Company’s consolidated balance sheet in “Tax receivable agreement liability. As of December 31, 2023, the Company did not have a liability related to its projected obligations under the TRA. During the year ended December 31, 2024, and 2023, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(14)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of December 31, 2024, the Company owned 14.0% of the economic interests in the Operating Company, with the remaining 86.0% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying consolidated income statement represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

(15)
Other Related-Party Transactions

The Company purchased approximately $678 thousand and $2.8 million for the year ended December 31, 2024 and December 31, 2023, respectively, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, a member of our Board of Directors’ and Mr. Chang's direct family. Outstanding obligations for supply purchases from PGD of approximately $20 thousand and $137 thousand are included in accounts payable as of December 31, 2024, and December 31, 2023, respectively.

In 2016, the Company entered into a management agreement with JL Restaurant Management, Inc (formerly known as J&J Management Group, Inc.) a third party which shares offices with Mr. Jae Chang, a member of our Board of Directors. Pursuant to the agreement, the Company paid approximately $1.2 million during the year ended December 31, 2023. As of December 31, 2023, included in accounts payable were payments due for obligations for management services provided by JL Restaurant Management, Inc. of $0 and $24 thousand, respectively. Following the IPO on June 27, 2023 this management agreement was terminated.

The Company previously purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang for approximately $12.4 million for the year ended December 31, 2023. As of years ended December 31, 2024 and 2023, the Company did not have any outstanding obligations Wise. During the year ended December 31, 2024, the Company did not make any purchases from Wise.

On August 29, 2014, the Company entered into a consulting agreement (the “Consulting Agreement”) with Ignite, 100% owned by Mr. David Kim, our Chief Executive Officer, which provides for annual fees of up to 25% of gross revenue in exchange for various consulting services. The Company paid approximately $2.3 million for the year ended December 31, 2023. Following the IPO on June 27, 2023 this agreement was terminated.

During the year ended December 31, 2024 and December 31, 2023, the Company paid approximately $0 thousand and $30 thousand to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction. Fast Fabrications is an affiliate that is 100% owned by an employee of the Company. That employee is also a partner in several of the LP entities and a member of GEN Hawaii.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

As of December 31, 2023, GEN Mountain View had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, purchases of fixed assets during 2018. During the year ended December 31, 2024, GEN Mountain View paid $105 thousand towards this payable. As of December 31, 2024, the related party account payable was $47 thousand.

During 2024, the company paid approximately $466 thousand to Ignite Enterprises, LLC (100% owned by David Kim), for reimbursement of travel and related expenses.

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

Prior to the amendment and restatement of the Operating Company’s LLC Agreement in connection with the IPO, the Operating Company’s membership interests were defined solely as percentage interests as the LLC Agreement did not define a number of membership units outstanding or authorized. The basic and diluted net income per share for the year ended December 31, 2023 represents the brief period between the IPO listing on June 28, 2023 through December 31, 2023. For the year ended December 31, 2024, the full twelve months are used to calculated basis and diluted income per share.

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Year ended December 31,
(in thousands, except per share data)	2024	2023

Numerator:
Net income	$4,532	$2,526
Less: Net income attributable to non-controlling interest	3,940	2,202
Net income attributable to Class A common stockholders	$592	$324
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	4,668	4,140
Weighted-average shares of Class A common stock outstanding - diluted	4,668	4,233

Net income per share of Class A common stock - basic	$0.13	$0.08
Net income per share of Class A common stock - basic and diluted	$0.13	$0.08

For the year ended December 31, 2024, 27,886,912 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive. For the year ended December 31, 2023, 28,141,566 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(17)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The employee grants vest in increments over a five year period. The total stock based compensation for the year ended December 31, 2024 and for the year ended December 31, 2023, was $3.0 million and $1.5 million, respectively, and is included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2023	1,209
Granted	—
Vested	(281)
Canceled	—
Non-vested as of December 31, 2024	928

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $10.0 million as of December 31, 2024, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

(18) Segment Information

The Company operates 43 Gen Korean BBQ restaurants in the United States. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures, and driving the Company’s mission.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

	Year ended December 31,
(in thousands)	2024	2023

Segment revenue	$208,380	$181,007
Less:
Food cost	68,730	58,322
Payroll and benefits	64,322	56,889
Occupancy expenses	17,524	14,653
Operating expenses	21,538	18,043
Depreciation and amortization	6,735	4,808
Pre-opening costs	7,607	3,680
Segment Income from Operations	21,924	24,612
Reconiliation:
General and administrative	21,326	12,937
Consulting fees - related party	—	2,325
Management fees	—	1,176
Employee retention credits	(199)	(2,483)
Gain on remeasurement of previously held interest	(3,402)	—
Interest income, net	(829)	(347)
Other costs	122	84
Equity in (loss) income of equity method investee	17	(535)
Net income before taxes	$4,889	$11,455

(19) Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through the date at which the consolidated financial statements were issued.

Line of Credit

On January 2, 2025, the Company paid the $3 million line of credit including interest of $2 thousand. Currently, there is no balance outstanding on the Line of Credit.

Store Opening

During the month of January 2025 the Company opened three new restaurants in San Antonio, Texas, Orlando, Florida and Edison, New Jersey.

Lease Agreements

During January 2025, the Company entered into a lease agreements with a third party for a new restaurant in Sterling Heights, Michigan.