Form 10-Q
period 2025-03-31
GEN Restaurant Group, Inc.
filed 2025-05-13
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025 the registrant had 5,038,461 shares of Class A common stock, $0.001 par value per share, outstanding and 27,761,515 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	March 31, 2025 (unaudited)	December 31, 2024

Current assets:
Cash and cash equivalents	$15,364	$23,675
Inventories	894	727
Accounts receivable	911	3,487
Income tax receivable	306	—
Prepaid expenses and other current assets	4,835	6,004
Total current assets	22,310	33,893
Property and equipment, net	56,767	52,639
Goodwill	9,498	9,498
Operating lease assets	130,095	131,542
Deferred tax asset	12,207	11,686
Other assets	1,486	1,157
Total assets	$232,363	$240,415
Liabilities and equity
Current liabilities
Accounts payable	12,991	12,408
Accrued salaries and benefits	1,897	3,243
Accrued interest	66	60
Notes payable, current	1,755	1,724
Line of credit	—	3,000
Obligations under finance leases, current	—	26
Operating lease liabilities, current	5,810	5,221
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	3,688	5,983
Other current liabilities	5,000	5,598
Total current liabilities	35,013	41,069
Notes payable, net of current portion	4,699	5,140
Tax receivable agreement liability	956	691
Operating lease liabilities, net of current portion	147,403	147,898
Total liabilities	188,071	194,798
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,038,461 shares issued and outstanding and 4,913,064 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,761,515 shares issued and outstanding and 27,886,912 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	12,562	11,782
Retained Earnings	615	915
Non-controlling interest	29,582	31,387
Total permanent equity	42,792	44,117
Total liabilities and stockholders’ equity	$232,363	$240,415

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC

Condensed Consolidated Statements of Operations

	Three months ended March 31,
(in thousands, except per share amounts)	2025	2024
	(unaudited)
Revenue	$57,337	$50,760
Restaurant operating expenses:
Food cost	19,262	16,968
Payroll and benefits	18,189	16,152
Occupancy expenses	5,091	4,293
Operating expenses	5,926	5,098
Depreciation and amortization	1,993	1,537
Pre-opening costs	2,648	1,901
Total restaurant operating expenses	53,109	45,949
General and administrative	6,370	4,674
Depreciation and amortization - corporate	34	29
Total costs and expenses	59,513	50,652
(Loss) income from operations	(2,176)	108
Gain on remeasurement of previously held interest (see Note 3)	—	3,402
Interest income, net	60	276
Equity in loss of equity method investee	—	(17)
Net (loss) income before income taxes	(2,116)	3,769
(Benefit) provision for income taxes	(152)	71
Net (loss) income	(1,964)	3,698
Less: Net (loss) income attributable to noncontrolling interest	(1,663)	3,202
Net (loss) income attributable to GEN Restaurant Group, Inc.	(301)	496

Net (loss) income attributable to Class A common stock per share - basic and diluted	$(301)	$496

Weighted-average shares of Class A common stock outstanding - basic	5,013	4,324
Weighted-average shares of Class A common stock outstanding - diluted	5,013	4,324

Net (loss) income per share of Class A common stock - basic	$(0.06)	$0.11
Net (loss) income per share of Class A common stock - diluted	$(0.06)	$0.11

See Note 15 for calculation of net income (loss) per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three months ended March 31, 2025 and March 31, 2024

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						496	3,202	3,698
Stock-based compensation					759			759
Adjustment to tax liabilities and assets under TRA					(113)			(113)
Shares issued upon RSU vesting	117,304							—
Exchange of noncontrolling interest for Class A common stock	254,654		(254,654)		258		(258)	—
Balance, March 31, 2024	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital	Earnings	Interest
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	$11,782	$916	$31,387	$44,117
Net loss						(301)	(1,663)	(1,964)
Stock-based compensation					734			734
Adjustment to tax liabilities and assets under TRA					105			105
Exchange of noncontrolling interest for Class A common stock	125,397		(125,397)		142	—	(142)	—
Purchase of Class A common stock under stock repurchase plan					(200)			(200)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	$12,563	$615	$29,582	$42,792

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	For the three months ended March 31,
(in thousands)	2025	2024
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(1,964)	$3,698
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation and amortization	2,027	1,566
Equity in income of equity method investee, net of distributions	—	17
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	734	759
Amortization of operating lease assets	1,562	1,304
Interest income earned on Notes receivable from related party	—	(17)
Deferred tax expense	(153)	—
Changes in operating assets and liabilities:
Accounts receivable	2,575	—
Inventories	(168)	(13)
Income tax receivable	(306)	—
Prepaid expenses and other current assets	1,170	(479)
Other assets	(329)	(136)
Accounts payable	1,261	1,985
Accrued salaries and benefits	(1,347)	(1,135)
Accrued interest	6	15
Gift card liabilities	(2,295)	—
Other current liabilities	(598)	249
Operating lease liabilities	(21)	(790)
Deferred tax asset	—	(107)
Net cash provided by operating activities	2,154	3,514
Cash flows from investing activities
Purchase of property and equipment	(6,829)	(4,100)
Acquisition of GKBH, net of cash acquired	—	(2,976)
Net cash used in investing activities	(6,829)	(7,076)
Cash flows from financing activities
Payments to members for advances	—	(864)
Payments for deferred offering costs	—	(7)
Payments on EIDL loans	(28)	(22)
Payments on finance leases	(25)	(37)
Payments on third party loans	(383)	(17)
Payments on related party loans	—	—
Payment on line of credit	(3,000)	—
Payments under stock repurchase plan	(200)	—

Net cash used in financing activities	(3,636)	(947)
Net change in cash and cash equivalents	(8,311)	(4,509)
Cash and cash equivalents at beginning of period	23,675	32,631
Cash and cash equivalents at end of the period	$15,364	$28,122
Supplemental disclosures of other cash flow information:
Cash paid for interest	$67	$70
Cash paid for taxes	114	—
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	674	—
Unpaid purchases of property and equipment	—	837
Unpaid deferred offering costs	—	118
Leased assets obtained in exchange for new operating lease liabilities	897	23,421
Issuance of promissory note for business acquisition	—	3,000

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, statements of operations, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (collectively, the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”). The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, Washington, New York, Texas, New Jersey, Florida, Oregon and North Carolina, specializing in a variety of special flavored meats for Korean barbeque.

The following tables lists the Company’s entities in operation as of March 31, 2025:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Grills, LP	GEN Grills	DE	Hibachi Concept
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Edison, LP	GEN Edison	NJ	Restaurant
GEN San Antonio, LP	GEN San Antonio	TX	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

As of March 31, 2025, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH for a total purchase price of $6.0 million and the Company now controls 100% of GKBH. As of March 31, 2025 and December 31, 2024, there were 49 and 43 restaurants in operation, respectively. During the first quarter of 2025, the Company signed two leases for restaurants, one in Sterling Heights, Michigan for a term of twenty years and one in South Korea for a term of five years.

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

On June 30, 2023, the Company completed an initial public offering (the “IPO”) of 4,140,000 shares of Class A common stock at $12.00 per share that generated aggregate net proceeds of $46.2 million.

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 and for any other interim period or future year.

(b)
Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the fourth quarter of 2024, and as a result, there was no material impact on the consolidated financial statements.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires public companies to include additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of these ASU’s will have on the consolidated financial statements and related disclosures.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” “Improvements to Income Tax Disclosures,” which is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the presentation effect that ASU 2023-09 will have on the consolidated financial statements and expects the update to result in additional disclosures in the Annual Report on the Form 10-K for the year ending December 31, 2025.

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

(d)
Goodwill

Goodwill is calculated under Accounting Standards Codification (“ASC”) 805-30-30, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of the a reporting unit below its carrying amount.

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

(f)
Equity-Based Compensation

The Company accounts for grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation”. The Company issued restricted stock units to its employees in 2023.

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of March 31, 2025 and December 31, 2024, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of March 31, 2025 and December 31, 2024, there were deposits in excess of federally insured amounts of $2.5 million and $2.9 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

	Fair Value Measurements at March 31, 2025.
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$1,019	$—	$—	$1,019
U.S. Treasury Securities (included in cash and cash equivalents)	$8,000	$1,452	$—	$9,452
	$9,019	$1,452	$—	$10,471
Represent money market accounts. Excludes $4.9 million of cash and cash equivalents at March 31, 2025.
	Fair Value Measurements at December 31, 2024.
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$6,459	$—	$—	$6,459
U.S. Treasury Securities (included in cash and cash equivalents)	$13,000	$1,317	$—	$14,317
	$19,459	$1,317	$—	$20,776
Represent money market accounts. Excludes $2.9 million of cash and cash equivalents at December 31, 2024.

(h)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three months ended March 31, 2025 and March 31, 2024, Sysco accounted for approximately 63.9% and 35.2% of total food costs, respectively.

During the three months ended March 31, 2025 and 2024, two third party vendors accounted for 41.3% and 18.6% of total food costs, respectively.

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

The Company started selling gift cards primarily during the fourth quarter of 2024. The Company sells gift cards which do not expire. Gift cards balances are initially recorded as unearned income. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards (“gift card breakage”). Gift card breakage income is included in revenue on the condensed consolidated statements of operations.

(k)
Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment under finance leases are stated at the present value of minimum lease payments.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

The estimated useful service lives are as follows:

Equipment	5 - 7 Years
Furniture and fixtures	5 - 7 Years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the three months ended March 31, 2025 and March 31, 2024 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of March 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Other Assets
Security Deposits	$1,262	$933
Liquor Licenses	224	224
Total Other Assets	$1,486	$1,157

Other Current Liabilities as of March 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Other Current Liabilities
Sales tax payable	$1,707	$1,645
Accrued percentage rent	1,143	1,221
Misc. accrued expenses	2,150	2,732
Total Other Current Liabilities	$5,000	$5,598

(m)
Advances from members

Advances from members of the Operating Company (the “Members”) consist of funding received from the Members. During the first quarter of 2024, the Company re-paid Members $864 thousand. As of March 31, 2025, and December 31, 2024, the Company did not owe any balance related to these advances from the Members.

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended March 31, 2025 and 2024 were $2.6 million and $1.9 million, respectively.

(o)
Income Taxes

Prior to the IPO, the Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Operating Company and its related entities (other than GEN Inc.) have elected to be treated as partnerships for income tax purposes and are not subject to federal or state income taxes, income or loss is included in the tax returns of the members or the partners of the Operating Company and its related entities based on their respective shares.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

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

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Under GAAP, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Interest and penalties on tax liabilities, if any, would be recorded in the interest expense and other non-interest expense line items, respectively.

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

(q)
Interest Income/Expense

A reconciliation of total interest cost to interest income/expense as reported in the condensed consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	For the three months ended March 31,
(in thousands)	2025	2024
Interest expense	$95	$87
Interest income	(155)	(363)
Interest income, net	$(60)	$(276)

(r)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in the other assets line item in the accompanying condensed consolidated balance sheets.

(s)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated statements of operations as restaurant sales are recorded net of sales tax.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in General and Administrative expenses in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the Company incurred approximately $706 thousand and $104 thousand in advertising expenses, respectively.

(u)
Risks and Uncertainties.

We have been subject to continued risks and uncertainties as a result of the outbreak of pandemics, and local, state and federal governmental responses to a pandemic. We cannot predict whether future pandemic outbreaks will reoccur or whether additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects a pandemic may have on the restaurant industry as a whole.

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

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of March 31, 2025, import laws and tariffs have not had a material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025.

(v)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the three months ended March 31, 2025 and March 31, 2024.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended March 31, 2025 and March 31, 2024, we did not receive any benefits to record.

(x) Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential weighted-average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Income per Share.”

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(y) Goodwill

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

(z) Accounts Receivable

Accounts receivable consist primarily of receivable from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statement commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition was $6.0 million, payable in cash. During the three months ended March 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated statements of operations.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

The following table presents unaudited supplemental consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2024.

For the Three Months Ended March 31,
(in thousands, except per share data)	2024

Revenue	$51,669
Net income before taxes	733

Earnings per common share:
Basic	$(0.61)
Diluted	$(0.61)

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

As of March 31, 2025, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$1,019	$1,019	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$9,452	$9,452	$—	$—

		Fair Value Measurements at December 31, 2024
Money Market Account (included in Cash and Cash Equivalents)	$6,459	$6,459	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$14,317	$14,317	$—	$—

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the period ended
(in thousands)	March 31, 2025	December 31, 2024

Equipment	19,088	16,597
Furniture and fixtures	7,639	6,678
Leasehold improvements	64,821	55,275
Other assets	414	414
Construction in progress	5,966	12,809
	$97,928	$91,773
Less accumulated depreciation and amortization	(41,161)	(39,134)
Property and Equipment, Net	$56,767	$52,639

The construction in progress balance on each of March 31, 2025 and December 31, 2024 is related to new stores being developed for openings expected in 2025.

Total depreciation and amortization for the three months ended March 31, 2025 and March 31, 2024 was $2.0 million and $1.6 million, respectively, of which $0 and $31 thousand for those periods were related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third party fees. The following table presents information related to gift cards:

For the three months ended March 31,
(in thousands)	2025
Gift card liabilities:
Beginning Balance	$5,983
Gift Card Activations	2,043
Gift Card Redemptions	(3,572)
Gift Card Breakage	(766)
Ending Balance	$3,688

(7)
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

On September 29, 2023, the Company entered into a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2025, and bears interest at a variable rate per annum equal to 7.75% as of March 31, 2025. As of March 31, 2025, the balance was $0.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.75% as of March 31, 2025. The balance as of March 31, 2025 was $1.9 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both March 31, 2025 and December 31, 2024, the total principal amounts of the EIDLs were $4.3 million and $4.4 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of March 31, 2025 and December 31, 2024, the loan balance outstanding was $185 thousand and $203 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of March 31, 2025:

(in thousands)
2025 - remaining	$1,755
2026	584
2027	146
2028	113
2029	117
Thereafter	3,739
$6,454
Less current portion of notes payable	(1,755)
Long term portion	$4,699

(9)
Related Party Notes Payable

During 2022, the Members loaned $1.9 million to the Company, at an interest rate of 3.00% per year and a maturity date of November 25, 2024. The balance at each of March 31, 2025 and December 31, 2024 was $0, respectively.

Interest expense incurred for the related party debt line item for the three months ended March 31, 2025 and March 31, 2024, was $0 and $25 thousand, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(10)
Leases

At inception of a contract, the Company assesses whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment and kitchen equipment. Our leases have remaining lease terms of less than one year to up to 25 years, including options to extend many of the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating leases are accounted for on the condensed consolidated balance sheets with the lease assets and liabilities recognized in “Operating lease assets,” - “Operating lease liabilities, current,” and “Operating lease liabilities, net of current portion”.

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of operations and balance sheets for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)		Three months ended March 31,
Operating lease cost	Classification	2025	2024
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,385	$2,760
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,799	1,631
Total operating lease cost		$5,184	$4,391

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	March 31, 2025	December 31, 2024
Operating lease assets	$130,095	$131,542
Operating lease liabilities, current	5,810	5,221
Operating lease liabilities, net of current portion	147,403	147,898
Total operating lease liabilities	$153,213	$153,119

Finance lease assets, net (in thousands)	March 31, 2025	December 31, 2024
Property and equipment	$—	$447
Accumulated depreciation	—	(446)
Property and equipment, net	$—	$1

Finance lease liabilities (in thousands)	March 31, 2025	December 31, 2024
Obligations under finance leases, current	$—	$26
Obligations under finance leases, net of current portion	—	—
Total finance lease liabilities	$—	$26

March 31, 2025
Weighted-Average Remaining Lease Term (Years)	-
Operating leases	15.1
Weighted-Average Discount Rate
Operating leases	7.04%

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

Maturities of lease liabilities as of March 31, 2025:

(in thousands)	Operating Leases
2025 - remaining	$11,276
2026	15,487
2027	15,803
2028	16,027
2029	16,286
Thereafter	181,922
Total undiscounted lease payments	$256,801
Present value discount/interest	(103,588)
Present value	153,213
Lease liabilities, current	5,810
Lease liabilities, net of current	147,403
Total operating lease liability	$153,213

As of March 31, 2025, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $82.9 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2025 and have lease terms, including option periods, of 20 to 25 years.

The Company was obligated under finance leases covering certain property and equipment that expire at various dates. On March 31, 2025 and March 31, 2024 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	March 31, 2025	March 31, 2024
Property and equipment	$—	902
Less accumulated depreciation and amortization	—	(896)
Property and equipment, net	$—	$6

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated statements of operations.

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

As part of the EB-5 Program operating agreement, Gen Restaurant Investment, LLC issued three units of Series II Preferred Member Interest in exchange for a 30% interest and received $1.5 million, recorded as equity. Five years from the date of issue, (the “Conversion Date”), or after approval of the l-829 petition to USCIS, if later, the EB-5 Investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise the conversion option, the Company may exercise its call option to purchase the EB-5 Investor’s interests at fair market value. If approval of the preferred member's I-526 immigration application is denied, the Company is required to repurchase the preferred member's units for $1.5 million.

Accordingly, this has been presented as mezzanine equity, not permanent equity, in the accompanying condensed consolidated balance sheets.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

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

(12)
Income Taxes

As a result of the IPO and related transactions the Company owns a portion of the common units of the Operating Company, which is treated as a partnership for U.S. federal, and most applicable state and local income tax purposes. As a partnership, the Operating Company is generally not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by the Operating Company is passed through to and included in the taxable income or loss of its Members in accordance with the terms of the Operating Agreement. The Company is subject to U.S. federal, state and local income taxes based on its share of the Operating Company’s pass-through taxable income.

The effective tax rate differs from the statutory tax rate primarily due to the Operating Company’s pass-through structure for U.S. income tax purposes.

For the three months ended March 31, 2025, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax (benefit) expense of ($152) thousand and $71 thousand, respectively. The Company’s effective income tax rate before discrete items for the three months ended March 31, 2025 and 2024 was 7.2% and 1.85%, respectively.

Tax Receivable Agreement (“TRA”)

GEN Inc. entered into the TRA, with the Operating Company and each of the Members that provides for the payment by GEN Inc. to the Members of 85% of the amount of tax benefits, if any, that the Company may actually realize (or in some circumstances is deemed to realize) as a result of (i) increases in tax basis resulting from any future redemptions that are funded by GEN Inc. or exchanges of Class A Common Units described above in “Note 1—Organization and Description of Business” and (ii) certain other tax benefits attributable to payments made under the TRA.

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

As of March 31, 2025 and December 31, 2024, the Company had a liability related to its projected obligations under the TRA of $956 thousand and $691 thousand, respectively, which is reflected on the Company’s condensed consolidated balance sheet in “Tax receivable agreement liability”. During the three months ended March 31, 2025, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of March 31, 2025, the Company owned 15.4% of the economic interests in the Operating Company, with the remaining 84.6% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of operations represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

For the three months ended March 31, 2024 the Company purchased approximately $0.8 million of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, a member of our Board of Directors; no purchases were made during the three months ended March 31, 2025 and there were no outstanding obligations from PGD during this period.

As of March 31, 2025, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance as of March 31, 2025 was $47 thousand.

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

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024

Numerator:
Net (loss) income	$(1,964)	$3,698
Less: Net (loss) income attributable to non-controlling interest	(1,663)	3,202
Net (loss) income attributable to Class A common stockholders	$(301)	$496
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	5,013	4,324
Weighted-average shares of Class A common stock outstanding - diluted	5,013	4,324

Net (loss) income per share of Class A common stock - basic	$(0.06)	$0.11
Net (loss) income per share of Class A common stock - basic and diluted	$(0.06)	$0.11

For the three months ended March 31, 2025 and March 31, 2024, 27,761,515 and 27,886,912, respectively, shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

because the effect would have been anti-dilutive. In addition, for the quarters ended March 31, 2025 and 2024, 340,000 and 340,000 warrants, and 928,000 and 1,209,000 restricted stock units were excluded were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net income (loss) per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock based compensation for the three months ended March 31, 2025 was $734 thousand, and is included in general and administrative expenses.

Number of RSUs
RSUs	(Thousands)
Non-vested as December 31, 2024	928
Granted	—
Vested	—
Canceled	—
Non-vested as of March 31, 2025	928

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $9.3 million as of March 31, 2025, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

(17) Cash Paid for Common Stock Purchased

The Company has a stock buyback program to repurchase up to $5.0 million worth of shares of the Company’s outstanding Class A common stock. During the three months ended March 31, 2025, the Company purchased 33,388 shares of Class A common stock for a total of $200 thousand.

The stock repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

A summary of common stock repurchases for the three months ended March 31, 2025 is as follows:

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 to January 31, 2025	—	—	—	—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025	33,388	$5.94	33,388	$4,800
	33,388		33,388

(18) Segment Information

The Company operates 49 Gen Korean BBQ restaurants in the United States. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic market, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission.

	Three months ended March 31,
(in thousands)	2025	2024

Segment revenue	$57,337	$50,760
Less:
Food cost	19,262	16,968
Payroll and benefits	18,189	16,152
Occupancy expenses	5,091	4,293
Operating expenses	5,926	5,098
Depreciation and amortization	2,027	1,566
Pre-opening costs	2,648	1,901
Segment Income from Operations	4,194	4,782
Reconciliation:
General and administrative	6,370	4,674
Gain on remeasurement of previously held interest	—	(3,402)
Interest income, net	(60)	(276)
Equity in loss of equity method investee	—	17
Net (loss) income before taxes	$(2,116)	$3,769

(19)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through May 13, 2025, the date at which the condensed consolidated financial statements were issued.

Employment Retention Credit

The Company received $439 thousand during April 2025 from an ERC credit.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2025 and 2024

Loan from Third Party

On April 25, 2025, the Company and a commercial bank entered into a loan agreement in the amount of $2.0 million with a maturity date of April 25, 2027, at an interest rate of 7.50% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the IPO and related transactions described in this Form 10-Q and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the IPO and related transactions.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the Annual Report, and in our subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 49 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, New Jersey, Oregon, Washington, Florida and North Carolina. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

We expect to continue growing our number of restaurants in the future. In 2022, our new restaurants generated average Payback Periods of approximately 1.9 years, which equates to an average ROI of over 50%. For the restaurants opened in 2023 and 2024, the average Payback Periods was 2.2 years, which equates to an average ROI of approximately 45%. Going forward we are targeting for our new restaurant units a Payback Period of less than 3 year, which equates to an ROI of 33% to 40%. Restaurants range in size from 4.7 thousand to 12 thousand square feet, and are typically located in high-activity commercial areas.

Business Trends

During the first quarter of 2025, we opened six restaurants in Orlando, FL, Edison, NJ, San Antonio, TX, Cary, NC and two in Austin, TX. In addition to the six restaurants opened in the first quarter of 2025, we have six restaurants under construction and expect to open a total of 12 to 13 locations in fiscal year 2025.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a $20 million line of credit with PCB bank. The line of credit matures on September 25, 2025 and bears interest at a variable rate per annum equal to 7.75% as of March 31, 2025. No amounts have been borrowed under the line of credit as of March 31, 2025.

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Adjusted net income, Adjusted net income (loss) attributable to Class A common stock per share (“EPS”), Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net Income Margin

Net Income Margin is net income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, gain on extinguishment of debt, RRF grants, employee retention credits, litigation accruals, non-cash lease expense and non-cash lease expense included in pre-opening costs. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

Restaurant-Level Adjusted EBITDA is Income from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expenses, and non-cash lease expense. Non-cash items such as charges for asset impairments and asset disposals are not included in Restaurant-Level Adjusted EBITDA. Restaurant-Level Adjusted EBITDA Margin is the calculation of Restaurant-Level Adjusted EBITDA divided by revenue. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Adjusted Net Income and Adjusted EPS

Adjusted Net Income and Adjusted net income per share represents net (loss) income, adjusted for pre-opening costs, gain on remeasurement of previously held interest and stock-based compensation, and the related tax impact of the adjustments, and (benefit) provision for income taxes. “Adjusted EPS” is Adjusted Net Income, converted to a per share amount.

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

The following table shows the AUV for the twelve months ended March 31, 2025 and March 31, 2024:

	Twelve months ended March 31,
	2025	2024
(in thousands)
Average Unit Volume	$5,403	$5,842

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

Since opening new restaurants is expected to be a significant component of our sales change, comparable restaurant sales change is only one measure of how we evaluate our performance.

	Three Months Ended March 31,
	2025		2024
Comparable restaurant sales change (%)	(0.7)%	*	(1.8)%
Comparable restaurant base	36		31

For the three months ended March 31, 2025, comparable restaurants sales decreased by 0.7% compared to being down 5.6% for all of 2024.

* Note: Excludes February 29, 2024. Including the additional day in February 2024, comparable restaurant sales change for the three months ended March 31, 2025 is (1.5)%.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
Restaurant activity
Beginning of period	43	37
Openings	6	2
Closings	—	—
End of period	49	39

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the eighteen month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve month periods ended March 31, 2025 and March 31, 2024 :

For the period ending March 31,
2024
Revenue per square foot	$799	$855

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

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three months ended March 31, 2025 and March 31, 2024, no amounts of of these credits were received and recorded, respectively.

Gain on remeasurement of previously held interest. Consists of one-time legal accruals and other miscellaneous items such as the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Interest income (expense), net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on deposits and notes receivable.

Equity in loss of equity method investee. Equity in loss of equity method investee reflects our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024.

(Benefit) provision for income taxes. Represents federal, state, and local current and deferred income tax (benefit)expense.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024

The following table presents selected comparative results of operations for the three months ended March 31, 2025 and March 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended March 31,		Increase/(decrease)
(amounts in thousands)	2025	2024	Amount	%

Revenue	$57,337	$50,760	$6,577	13.0%
Restaurant operating expenses:
Food cost	19,262	16,968	2,294	13.5%
Payroll and benefits	18,189	16,152	2,037	12.6%
Occupancy expenses	5,091	4,293	798	18.6%
Operating expenses	5,926	5,098	828	16.2%
Depreciation and amortization	1,993	1,537	456	29.7%
Pre-opening costs	2,648	1,901	747	39.3%
Total restaurant operating expenses	53,109	45,949	7,160	15.6%
General and administrative	6,370	4,674	1,696	36.3%
Depreciation and amortization - corporate	34	29	5	17.2%
Total costs and expenses	59,513	50,652	8,861	17.5%
(Loss) income from operations	(2,176)	108	(2,284)	(2114.8)%
Gain on remeasurement of previously held interest	—	3,402	(3,402)	(100.0)%
Interest income, net	60	276	(216)	(78.2)%
Equity in income (loss) of equity method investee	—	(17)	17	100.0%
Net (loss) income before income taxes	(2,116)	3,769	(5,885)	(156.1)%
(Benefit) provision for income taxes	(152)	71	(223)	(314.1)%
Net (loss) income	(1,964)	3,698	(5,662)	(153.1)%
Net (loss) income attributable to noncontrolling interest	(1,663)	3,202	(4,865)	(151.9)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(301)	$496	$(797)	(160.7)%

	% of Revenue
	Three Months Ended March 31,
	2025	2024

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	33.6%	33.4%
Payroll and benefits	31.7%	31.8%
Occupancy expenses	8.9%	8.5%
Operating expenses	10.3%	10.0%
Depreciation and amortization	3.5%	3.0%
Pre-opening costs	4.6%	3.7%
Total restaurant operating expenses	92.6%	90.5%
General and administrative	11.1%	9.2%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	103.8%	99.8%
(Loss) income from operations	(3.8)%	0.2%
Gain on remeasurement of previously held interest	0.0%	6.7%
Interest income, net	0.1%	0.5%
Equity in loss of equity method investee	0.0%	(0.0)%
(Loss) income before income taxes	(3.7)%	7.4%
(Benefit) provision for income taxes	(0.3)%	0.1%
Net (loss) income	(3.4)%	7.3%
Net (loss) income attributable to noncontrolling interest	(2.9)%	6.3%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(0.5)%	1.0%

Revenues. Revenues were $57.3 million for the three months ended March 31, 2025, compared to $50.8 million for the three months ended March 31, 2024, an increase of $6.5 million, or 13.0%. This reflects revenue increases due to having 49 restaurants open in the three months ended March 31, 2025 compared to 39 restaurants open in the three months ended March 31, 2024.

Food costs. Food costs were $19.3 million for the three months ended March 31, 2025, compared to $17.0 million for the three months ended March 31, 2024, an increase of $2.3 million, or 13.5%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 33.4% to 33.6%.

Payroll and benefits. Payroll and benefits costs were $18.2 million for the three months ended March 31, 2025, compared to $16.2 million for the three months ended March 31, 2024, an increase of $2.0 million, or 12.6%. The increase in payroll and benefits costs reflects the staffing needed to support higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs slightly decreased from 31.8% to 31.7%.

Occupancy expenses. Occupancy expenses were $5.1 million for the three months ended March 31, 2025 compared to $4.3 million for the three months ended March 31, 2024, an increase of $0.8 million, or 18.6%. The increase in occupancy expenses reflects the addition of nine new locations. As a percentage of revenue, occupancy expenses were 8.9% in the three months ended March 31, 2025 compared to 8.5% in the three months ended March 31, 2024.

Operating expenses. Operating expenses were $5.9 million for the three months ended March 31, 2025 compared to $5.1 million for the three months ended March 31, 2024, an increase of $0.8 million, or 16.2%, as expenses increased to support revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.3% in the three months ended March 31, 2025 and 10.0% in the three months ended March 31, 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.0 million for the three months ended March 31, 2025 and $1.5 million for the three months ended March 31, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.5% during the three months ended March 31, 2025 and 3.0% during the three months ended March 31, 2024, with the increase related to more stores in operation.

Pre-opening costs. Pre-opening costs were $2.6 million for the three months ended March 31, 2025 compared to $1.9 million for the three months ended March 31, 2024. This increase was due to opening six restaurants in the first quarter of 2025 compared to two restaurants opened in the first quarter of 2024.

General and administrative expenses. General and administrative expenses were $6.4 million for the three months ended March 31, 2025 compared to $4.7 million for the three months ended March 31, 2024, an increase of $1.7 million, or 36.3%. The increase is primarily due to additional marketing and personnel costs in expansion of stores in development. As a percentage of revenue, general and administrative expenses increased from 9.2% for the three months ended March 31, 2024 to 11.1% for the three months ended March 31, 2025.

Gain on remeasurement of previously held interest. During the three months ended March 31, 2024, other gain represented the gain on the previously held equity interest. In the three months ended March 31, 2025, we did not have other gain (loss).

Interest income, net. During the three months ended March 31, 2025, interest income, net was $60 thousand compared to $276 thousand during the three months ended March 31, 2024. The net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Equity in loss of equity method investee. Equity in loss of equity method investee was $17 thousand during the three months ended March 31, 2024. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest (income) expense, income taxes, depreciation and amortization, and we also exclude non-recurring and certain other non-cash items, such as stock-based compensation expense, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense related to pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures depict normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2025 and March 31, 2024.

(amounts in thousands)	Three months ended March 31,
	2025	2024

EBITDA:
Net (loss) income	$(1,964)	$3,698
Net Income Margin	(3.4)%	7.3%
Interest income, net	(60)	(276)
(Benefit) provision for income taxes	(152)	71
Depreciation and amortization	2,027	1,566
EBITDA	$(149)	$5,059
EBITDA Margin	(0.3)%	10.0%

Adjustments to EBITDA:
EBITDA	$(149)	$5,059
Stock-based compensation expense(1)	734	759
Non-cash lease expense (2)	90	184
Non-cash lease expense related to pre-opening costs (3)	574	364
Gain on remeasurement of previously held interest (4)	—	(3,402)
Adjusted EBITDA	$1,249	$2,964
Adjusted EBITDA Margin	2.2%	5.8%

(1)
Stock-based compensation expense: During the first quarter of 2025 and 2024 we incurred expenses related to the granting of restricted stock units to employees.
(2)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(3)
Non-cash lease expense related to pre-opening costs: Cost for stores in development in which the lease expense is greater than the contractual rent paid.
(4)
Gain on remeasurement of previously held interest: One-time, non-recurring gain on the acquisition of GKBH restaurants.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

We define Restaurant-Level Adjusted EBITDA as Income from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expense, and non-cash lease expense. We define Restaurant-Level Adjusted EBITDA Margin as Restaurant-Level Adjusted EBITDA divided by revenue.

As with Adjusted EBITDA and Adjusted EBITDA Margin, we believe that Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures depict normal, recurring cash operating expenses essential to supporting the operations of our restaurants. We expect Restaurant-Level Adjusted EBITDA to increase in proportion to the number of new restaurants we open and with increases in comparable restaurant sales change.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024

Income (loss) from Operations	$(2,176)	$108
Income Margin from Operations	(3.8)%	0.2%
Depreciation and amortization	2,027	1,566
Pre-opening costs	2,648	1,901
General and administrative	6,370	4,674
Non-cash lease expense	90	184
Restaurant-Level Adjusted EBITDA	$8,959	$8,433
Restaurant-Level Adjusted EBITDA Margin	15.6%	16.6%

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net income, Adjusted net (loss) income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin in the same fashion. These non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconcile net (loss) income before taxes to Adjusted net income and Adjusted net income (loss) per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands, except per share amounts)	2025	2024
	(unaudited)
Net (loss) income	$(1,964)	$3,698
Pre-opening costs	2,648	1,901
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	734	759
Tax impact of adjustments	(155)	(30)
Benefit (provision) for income taxes	152	(71)
Adjusted Net income	1,415	2,855
Less: Adjusted net income attributable to noncontrolling interest	1,199	2,472
Adjusted net income attributable to GEN Restaurant Group, Inc.	216	383

Adjusted Net income attributable to Class A common stock per share - basic and diluted	$216	$383

Weighted-average shares of Class A common stock outstanding - basic	5,013	4,324
Weighted-average shares of Class A common stock outstanding - diluted	5,013	4,324

Adjusted Net (loss) income per share of Class A common stock - basic	$0.04	$0.09
Adjusted Net (loss) income per share of Class A common stock - diluted	$0.04	$0.09

Liquidity and Capital Resources

As of March 31, 2025 we had $15.4 million of cash and ($13.0) million of working capital, which is calculated by subtracting current liabilities from current assets, compared with $23.7 million in cash and ($7.2) million of working capital as of December 31, 2024. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering prices of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. During the first quarter of 2025, we opened six new restaurants which were all self-funded. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

Prior to the IPO certain companies within GEN Restaurant Group made distributions to their members, which impacted our cash position upon completion of the IPO. The operating agreements of most of the companies within GEN Restaurant Group, as separate private entities prior to the IPO and related transactions, mandate annual or quarterly distributions of available cash and/or tax distributions in an amount sufficient to allow members to pay taxes on income allocated to them. We determined the amount of these distributions based on the operating cash flow of each such entity.

We believe that cash provided by operating activities and cash on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for the next 12 months.

Upon the IPO transaction, GEN Inc. became a holding company with no operations of its own. Accordingly, GEN Inc. will be dependent on distributions from GEN LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses.

In connection with the IPO and related transactions, certain members of GEN LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain tax benefits resulting from sales and exchanges by certain members of GEN LLC. We expect that payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $117.2 million through 2037. Under such scenario we would be required to pay certain members of GEN LLC 85% of such amount, or $99.6 million through 2037.

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

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$2,154	$3,514
Net cash used in investing activities	(6,829)	(7,076)
Net cash used in financing activities	(3,636)	(947)

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2025 was $2.1 million, the result of net loss of $1.9 million, adjusted by non-cash charges of depreciation and amortization of $2.0 million, amortization of operating lease assets of $1.6 million, and stock-based compensation of $0.7 million. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $254 thousand.

Net cash provided by operating activities during the three months ended March 31, 2024 was $3.5 million, the result of net income of $3.7 million, adjusted by non-cash charges of depreciation and amortization of $1.6 million, and amortization of operating lease assets of $1.3 million, stock-based compensation of $0.8 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $41 thousand.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was $6.8 million, reflecting the purchase of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2024 was $7.1 million, reflecting $4.1 million for the purchase of property and equipment and $3.0 million of payment for the acquisition of the remaining ownership interest in GKBH.

Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 was $3.6 million, primarily due to payment of $3.0 million on the line of credit and $200 thousand on the repurchase of common stock.

Net cash used in financing activities during the three months ended March 31, 2024 was $0.9 million, primarily due to payment to members for advances of $0.9 million.

Material Cash Requirements

As of March 31, 2025, we had $9.2 million in contractual obligations relating to debt, including EIDL loans payable. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operation lease obligations, See “Note 10 - Leases” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Our critical accounting estimates are those that materially affect our financial statements and involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following critical accounting estimates are affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

Operating and Finance Leases

Our office leases provide for fixed minimum rent payments. Our restaurant leases provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when earned and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expenses are included in the occupancy expenses line item, while office lease expenses are included in the general and administrative expenses line item in the accompanying condensed consolidated statements of operations.

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), or “Topic 842,” using a modified retrospective approach. See “Note 10—Leases” to the financial statements. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification, (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment loss was recognized during any of the periods presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if 1) we have more than $1.235 billion in annual revenue, 2) we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months) or 3) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recently Adopted Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, for a discussion of recently adopted accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage and other commodities. The prices of many of the ingredients we use to prepare our food, as well as construction costs, are affected by exchange rates, trade tariffs, and increases in the prices of other commodities. We have been able to partially offset cost increases that resulted from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and governmental regulations and inflation, by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, until the first quarter of 2025, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Exchange Act) as of the end of period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our management concluded that our disclosure controls and procedure were effective at the reasonable assurance level as of the end as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Note 11 - Commitments and Contingencies” to the financial statements in this Quarterly Report on Form 10-Q for further details.

Item 1A. Risk Factors.

There have been no material changes from the risk factors associated with our business previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ending December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of common stock repurchases for the three months ended March 31, 2025 is as follows:

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 to January 31, 2025	—	—	—	—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025	33,388	$5.94	33,388	$4,800
	33,388		33,388

(1) Represents the number of shares repurchased through the $5.0 million Class A common stock repurchase program authorized by our Board of Directors and announced on March 13, 2025. During the three months ended March 31, 2025, we repurchased 33,388 shares of our Class A common stock at an aggregate cost of $200 thousand under the repurchase program. The repurchase program has no duration and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Amended and Restated Executive Employment Agreement.

We are providing the following information in lieu of reporting on a Current Report on Form 8-K under Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 9.01 “Financial Statements and Exhibits”.

On May 12, 2025, we entered into an amended employment agreement with Mr. Kim (the “Employment Agreement”) to serve as our Chief Executive Officer for an additional five-year period, subject to subsequent one-year extensions unless either party gives written notice of non-extension at least 60 days prior to the expiration of the then-current term. Pursuant to the Employment Agreement, Mr. Kim is entitled to an annual base salary of $750,000 and an annual cash bonus targeted at 100% of his base salary, or at such other amount determined by the board of directors or a committee thereof. He also is eligible to receive equity incentive awards as determined by the board of directors or a committee thereof.

Upon Mr. Kim’s termination by the Company without cause of his voluntary termination for good reason (a “Covered Termination”) at any time other than during the period beginning three months prior to a change in control and ending six months after a change in control (the "CIC Protection Period"), Mr. Kim will receive (i) an amount equal to six months of his base salary at the time of his termination (or before any diminution that is the basis of his termination for good reason); (ii) a pro-rata portion of his annual bonus for the fiscal year in which his termination occurs based on actual achievement of the applicable bonus objectives and/or conditions determined by the board of directors or a committee thereof for such year; (iii) the amount of any annual bonus earned, but not yet paid, for the fiscal year prior to his termination; and (iv) six months of COBRA continuation coverage.

If Mr. Kim is subject to a Covered Termination during the CIC Protection Period, he will receive an additional amount equal to six months of his base salary at the time of his termination (or before any diminution that is the basis of his termination for good reason).

The Employment Agreement also includes customary confidentiality and non-competition provisions.

On May 12, 2025, we granted Mr. Kim 52,127 shares of our Class A common stock pursuant to the GEN Restaurant Group, Inc. 2023 Equity Incentive Plan and our form of Stock Bonus Award Agreement.

The foregoing descriptions of the Employment Agreement and our form of Stock Bonus Award agreement are not complete and are qualified by reference to the full text of the Employment Agreement and the form of Stock Bonus Award Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 31, 2025.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1*	Amended and Restated Executive Employment Agreement, by and between the Company and David Kim, dated as of May 12, 2025.
10.2*	Form of Stock Bonus Award Agreement under the Company’s 2023 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: May 13, 2025	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Thomas V. Croal
Thomas Croal
Chief Financial Officer
(Principal Financial and Accounting Officer)