Form 10-Q
period 2025-06-30
GEN Restaurant Group, Inc.
filed 2025-08-06
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 3, 2025 the registrant had 5,249,566 shares of Class A common stock, $0.001 par value per share, outstanding and 27,682,719 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	June 30, 2025 (unaudited)	December 31, 2024

Current assets:
Cash and cash equivalents	$9,610	$23,675
Inventories	899	727
Accounts receivable	1,110	3,487
Income tax receivable	563	—
Prepaid expenses and other current assets	4,621	6,004
Total current assets	16,803	33,893
Property and equipment, net	63,978	52,639
Goodwill	9,498	9,498
Operating lease assets	142,025	131,542
Deferred tax asset	12,480	11,686
Other assets	1,543	1,157
Total assets	$246,327	$240,415
Liabilities and equity
Current liabilities
Accounts payable	11,281	12,408
Accrued salaries and benefits	2,961	3,243
Accrued interest	73	60
Notes payable, current	2,898	1,724
Line of credit	—	3,000
Obligations under finance leases, current	6	26
Operating lease liabilities, current	6,351	5,221
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	2,891	5,983
Other current liabilities	7,613	5,598
Total current liabilities	37,880	41,069
Notes payable, net of current portion	4,935	5,140
Tax receivable agreement liability	1,077	691
Obligations under finance leases, net of current	11	—
Operating lease liabilities, net of current portion	159,898	147,898
Total liabilities	203,801	194,798
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,211,051 shares issued and outstanding and 4,913,064 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,682,719 shares issued and outstanding and 27,886,912 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	13,259	11,782
Accumulated other comprehensive income	150	—
Retained Earnings	354	915
Non-controlling interest	27,230	31,387
Total permanent equity	41,026	44,117
Total liabilities and stockholders’ equity	$246,327	$240,415

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
	(unaudited)
Revenue	$55,041	$53,860	$112,377	$104,620
Restaurant operating expenses:
Food cost	18,623	17,700	37,885	34,668
Payroll and benefits	16,561	16,362	34,749	32,514
Occupancy expenses	5,121	4,389	10,212	8,682
Operating expenses	5,905	5,358	11,831	10,457
Depreciation and amortization	2,221	1,706	4,214	3,243
Pre-opening costs	2,051	1,645	4,699	3,547
Total restaurant operating expenses	50,482	47,160	103,590	93,111
General and administrative	6,403	5,058	12,773	9,731
Depreciation and amortization - corporate	36	29	70	57
Total costs and expenses	56,921	52,247	116,433	102,899
(Loss) income from operations	(1,880)	1,613	(4,056)	1,721
Employee retention credits	313	200	313	200
Gain on remeasurement of previously held interest (see Note 3)	—	—	—	3,402
Other loss	(300)	—	(300)	—
Loss on foreign currency	(14)	—	(14)	—
Interest income, net	67	262	127	538
Equity in loss of equity method investee	—	—	—	(17)
Net (loss) income before income taxes	(1,814)	2,075	(3,930)	5,844
(Benefit) provision for income taxes	(116)	11	(268)	83
Net (loss) income	(1,698)	2,064	(3,662)	5,761
Less: Net (loss) income attributable to non-controlling interest	(1,437)	1,787	(3,100)	4,990
Net (loss) income attributable to GEN Restaurant Group, Inc.	(261)	277	(562)	771

Net (loss) income attributable to Class A common stock per share - basic and diluted	$(261)	$277	$(562)	$771

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,132	4,572	5,073	4,446

Net (loss) income per share of Class A common stock - basic and diluted	$(0.05)	$0.06	$(0.11)	$0.17
Other comprehensive income, net of tax:
Foreign currency translation income	$150	$—	$150	$—
Comprehensive (loss) income	(1,548)	2,064	(3,512)	5,761
Less: Comprehensive (loss) income attributable to non-controlling interest	(1,310)	—	(2,973)	—
Comprehensive (loss) income attributable to GEN Restaurant Group, Inc.	$(238)	$2,064	$(539)	$5,761

See Note 15 for calculation of net (loss) income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Six months ended June 30, 2025 and June 30, 2024

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						496	3,202	3,698
Stock-based compensation					759			759
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)					(113)			(113)
Shares issued upon RSU vesting	117,304							—
Exchange of non-controlling interest for Class A common stock	254,654		(254,654)		258		(258)	—
Balance, March 31, 2024	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362
Net income						277	1,787	2,064
Stock-based compensation					759			759
Issuance of Class A common stock	237,593				1,436			1,436
Contribution by stockholder in final IPO settlement					1,275			1,275
Balance, June 30, 2024	4,749,551	$4	27,886,912	$28	$11,486	$1,095	$33,283	$45,896

(1) See Note 12 - Tax Receivable Agreement, for more information.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital		Earnings	Interest
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	$11,782	$—	$915	$31,387	$44,117
Net loss							(301)	(1,663)	(1,964)
Stock-based compensation					734				734
Adjustment to tax liabilities and assets under TRA					105				105
Exchange of non-controlling interest for Class A common stock	125,397		(125,397)		142		—	(142)	-
Purchase of Class A common stock under stock repurchase plan					(200)				(200)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	$12,563	$-	$615	$29,582	$42,792
Net loss							(261)	(1,437)	(1,698)
Foreign currency translation adjustment						150			150
Stock-based compensation	93,794	—			734				734
Adjustment to tax liabilities and assets under TRA					36				36
Exchange of non-controlling interest for Class A common stock	78,796	—	(78,796)	—	84		—	(84)	—
Dividends paid $0.03 per share					(157)				(157)
Distributions paid to Non-controlling interest - $0.03 per share					(1)			(831)	(831)
Balance, June 30, 2025	5,211,051	$5	27,682,719	$28	$13,259	$150	$354	$27,230	$41,026

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(3,662)	$5,761
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation and amortization	4,284	3,300
Equity in income of equity method investee, net of distributions	—	17
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	1,468	1,518
Amortization of operating lease assets	3,235	3,708
Interest income earned on Notes receivable from related party	—	(33)
Deferred tax expense	(268)	(96)
Changes in operating assets and liabilities:
Accounts receivable	2,378	—
Inventories	(173)	45
Income tax receivable	(563)	—
Prepaid expenses and other current assets	1,385	(7)
Other assets	(386)	(167)
Accounts payable	(284)	165
Accrued salaries and benefits	(282)	(41)
Accrued interest	13	34
Gift card liabilities	(3,092)	—
Other current liabilities	2,014	731
Operating lease liabilities	(587)	(2,463)
Net cash provided by operating activities	5,480	9,070
Cash flows from investing activities
Purchase of property and equipment	(16,467)	(8,407)
Acquisition of GKBH, net of cash acquired	—	(2,976)
Net cash used in investing activities	(16,467)	(11,383)
Cash flows from financing activities
Payments to members for advances	—	(881)
Payments for deferred offering costs	—	(59)
Payments on EIDL loans	(52)	(46)
Payments on finance leases	(9)	(70)
Payments on third party loans	(979)	(33)
Payment on line of credit	(3,000)	—
Proceeds from third party loans	2,000	—
Payments under stock repurchase plan	(200)	—
Distributions paid on NCI	(831)	—
Dividends paid on common stock	(157)	—
Net cash used in financing activities	(3,228)	(1,089)
Effects of exchange rate changes on cash	150	—
Net change in cash and cash equivalents	(14,065)	(3,402)
Cash and cash equivalents at beginning of period	23,675	32,631
Cash and cash equivalents at end of the period	$9,610	$29,229
Supplemental disclosures of other cash flow information:
Cash paid for interest	$114	$71
Cash paid for taxes	291	—
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	843	755
Unpaid deferred offering costs	—	66
Leased assets obtained in exchange for new operating lease liabilities	13,717	27,172
Conversion of related party loans to equity	—	1,436
Issuance of promissory note for business acquisition	—	3,000
Adjustments to tax liabilities and assets under TRA	141	113
Exchange of NCI for Class A common stock	225	258
Contribution by stockholder in final IPO settlement	—	1,275

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, statements of operations, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following table lists the Company’s entities in operation as of June 30, 2025:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN Henderson	NV	Restaurant
	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Online, LLC	GEN Online	CA	Website sales
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN Grills, LP	GEN Grills	DE	Hibachi Concept
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Edison, LP	GEN Edison	NJ	Restaurant
GEN San Antonio, LP	GEN San Antonio	TX	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN K Ilsan, LLC	GEN Ilsan	Korea	Restaurant
GEN K, LLC	GEN K	Korea	Management of South Korean Restaurant
GEN Restaurant Management, LLC	GRM	DE	Management

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, Washington, New York, Texas, New Jersey, Florida, Oregon, North Carolina, and in the country of South Korea, specializing in a variety of special flavored meats for Korean barbeque.

As of June 30, 2025, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH for a total purchase price of $6.0 million and the Company now controls 100% of GKBH. As of June 30, 2025 and December 31, 2024, there were 50 and 43 restaurants in operation, respectively. During the second quarter of 2025, the Company signed six new leases for restaurants: one in Avondale, Arizona; one in Denton, Texas; one in Hartsdale, NY; and three in South Korea.

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 and for any other interim period or future year.

(b)
Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures” which provides guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023. The Company adopted this ASU in the fourth quarter of 2024, and there was no material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires public companies to include additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of these ASU’s will have on the consolidated financial statements and related disclosures.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

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

(d)
Goodwill

Goodwill is calculated under Accounting Standards Codification (“ASC”) 805-30-30, which represents the excess of the fair value of purchase consideration of an acquired business over the fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or more frequently if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

(f)
Equity-Based Compensation

The Company accounts for grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation” The Company issued restricted stock units to its employees in 2023.

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of June 30, 2025 and December 31, 2024, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of June 30, 2025 and December 31, 2024, there were deposits in excess of federally insured amounts of $2.2 million and $2.9 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

	Fair Value Measurements at June 30, 2025
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$896	$—	$—	$896
U.S. Treasury Securities (included in cash and cash equivalents)	$3,000	$1,534	$—	$4,534
	$3,896	$1,534	$—	$5,430
Represent money market accounts. Excludes $4.2 million of cash and cash equivalents at June 30, 2025.
	Fair Value Measurements at December 31, 2024
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$6,459	$—	$—	$6,459
U.S. Treasury Securities (included in cash and cash equivalents)	$13,000	$1,317	$—	$14,317
	$19,459	$1,317	$—	$20,776
Represent money market accounts. Excludes $2.9 million of cash and cash equivalents at December 31, 2024.

(h)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and six months ended June 30, 2025 Sysco accounted for approximately 62.6% and 71.8% of total food costs, respectively. For the three and six months ended June 30, 2024 Sysco accounted for approximately 74.0% and 73.3% of total food costs, respectively.

During the three and six months ended June 30, 2025, two third party vendors accounted for 32.5% and 34.8% of total food costs and supplies, respectively. During the three and six months ended June 30, 2024, two third party vendors accounted for 23.7% and 19.1% of total food costs and supplies, respectively.

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

June 30, 2025 and 2024

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the six months ended June 30, 2025 and June 30, 2024 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of June 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Other Assets
Security Deposits	$1,319	$933
Liquor Licenses	224	224
Total Other Assets	$1,543	$1,157

Other Current Liabilities as of June 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Other Current Liabilities
Sales tax payable	$1,077	$1,645
Accrued percentage rent	1,245	1,221
Misc. accrued expenses	5,291	2,732
Total Other Current Liabilities	$7,613	$5,598

(m)
Advances from members

Advances from members of the Operating Company (the “Members”) consist of funding received from the Members. During the first quarter of 2024, the Company re-paid Members $864 thousand. As of June 30, 2025, and December 31, 2024, the Company did not owe any balance related to these advances from the Members.

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended June 30, 2025 and 2024 were $2.1 million and $1.6 million, respectively. Pre-opening costs for the six months ended June 30, 2025 and 2024 were $4.7 million and $3.5 million, respectively.

(o)
Income Taxes

Prior to the IPO, the Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Operating Company and its related entities (other

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

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

(q)
Interest Income/Expense

A reconciliation of total interest cost to interest income/expense as reported in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$145	$90	$240	$177
Interest income	(212)	(352)	(367)	(715)
Interest income, net	$(67)	$(262)	$(127)	$(538)

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

June 30, 2025 and 2024

are recorded net of sales tax.

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2025 and 2024, the Company incurred approximately $638 thousand and $77 thousand in advertising expenses, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred approximately $1.3 million and $90 thousand in advertising costs, respectively.

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

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of June 30, 2025, import laws and tariffs have not had a material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025.

(v)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the six months ended June 30, 2025 and June 30, 2024.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended June 30, 2025 and June 30, 2024, we recorded an aggregate benefit of $313 thousand and $200 thousand, respectively, in our condensed consolidated income statement to reflect the ERC.

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

June 30, 2025 and 2024

(y) Accounts Receivable

Accounts receivable consist primarily of receivable from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statement commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition was $6.0 million, payable in cash. During the six months ended June 30, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated statements of operations.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Revenue	$55,041	$53,860	$112,377	$106,449
Net income before taxes	(1,814)	2,075	(3,930)	2,828

Earnings per common share:
Basic and diluted	$(0.05)	$0.06	$(0.11)	$0.08

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

As of June 30, 2025, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$896	$896	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$4,534	$4,534	$—	$—

		Fair Value Measurements at December 31, 2024
Money Market Account (included in Cash and Cash Equivalents)	$6,459	$6,459	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$14,317	$14,317	$—	$—

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the period ended
(in thousands)	June 30, 2025	December 31, 2024

Equipment	19,778	16,597
Furniture and fixtures	7,882	6,678
Leasehold improvements	66,056	55,275
Other assets	414	414
Construction in progress	13,266	12,809
	$107,396	$91,773
Less accumulated depreciation and amortization	(43,418)	(39,134)
Property and Equipment, Net	$63,978	$52,639

The construction in progress balance on each of June 30, 2025 and December 31, 2024 is related to new restaurants being developed for openings expected in 2025.

Total depreciation and amortization for the three months ended June 30, 2025 and 2024 was $2.3 million and $1.7 million, respectively, of which $1 thousand and $5 thousand for those periods, respectively, was related to assets acquired under a finance lease.

Total depreciation and amortization for the six months ended June 30, 2025 and 2024 was $4.3 million and $3.3 million, respectively, of which $1 thousand and $36 thousand for those periods, respectively, was related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table presents information related to gift cards:

(in thousands)	Six months ended June 30, 2025

Gift card liabilities:
Beginning Balance	$5,983
Gift Card Activations	4,714
Gift Card Redemptions	(6,419)
Gift Card Breakage	(1,387)
Ending Balance	$2,891

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2025, and bears interest at a variable rate per annum equal to 7.75% as of June 30, 2025. As of June 30, 2025, the balance was $0.

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.75% as of June 30, 2025. The balance as of June 30, 2025 was $1.5 million.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.75% as of June 30, 2025. The balance as of June 30, 2025 was $1.8 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both June 30, 2025 and December 31, 2024, the total principal amounts of the EIDLs were $4.3 million and $4.4 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of June 30, 2025 and December 31, 2024, the loan balance outstanding was $167 thousand and $203 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of June 30, 2025:

(in thousands)
2025 - remaining	$2,780
2026	866
2027	151
2028	117
2029	122
Thereafter	3,797
$7,833
Less current portion of notes payable	(2,898)
Long term portion	$4,935

(9)
Related Party Notes Payable

During 2022, the Members loaned $1.9 million to the Company, at an interest rate of 3.00% per year and a maturity date of November 25, 2024. The balance was $0 at each of June 30, 2025 and December 31, 2024.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

Interest expense incurred for the related party debt line item for the three months ended June 30, 2025 and June 30, 2024, was $0 and $25 thousand, respectively.

Interest expense incurred for the related party debt line item for the six months ended June 30, 2025, and 2024 was $0 and $50 thousand, respectively.

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of operations and balance sheets for the periods ended June 30, 2025 and June 30, 2024:

(in thousands)		Three months ended June 30,		Six months ended June 30,
Operating lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,587	$2,988	$6,972	$5,747
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,661	1,401	3,459	2,935
Total operating lease cost		$5,248	$4,389	$10,431	$8,682

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	June 30, 2025	December 31, 2024
Operating lease assets	$142,025	$131,542
Operating lease liabilities, current	6,351	5,221
Operating lease liabilities, net of current portion	159,898	147,898
Total operating lease liabilities	$166,249	$153,119

Finance lease assets, net (in thousands)	June 30, 2025	December 31, 2024
Property and equipment	$17	$447
Accumulated depreciation	(1)	(446)
Property and equipment, net	$16	$1

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

Finance lease liabilities (in thousands)	June 30, 2025	December 31, 2024
Obligations under finance leases, current	$6	$26
Obligations under finance leases, net of current portion	11	—
Total finance lease liabilities	$17	$26

June 30, 2025
Weighted-Average Remaining Lease Term (Years)	-
Operating leases	15.3
Finance leases	2.9
Weighted-Average Discount Rate
Operating leases	7.0%
Finance leases	7.3%

Maturities of lease liabilities as of June 30, 2025:

(in thousands)	Operating Leases	Finance Leases
2025 - remaining	$7,973	$3
2026	17,184	6
2027	17,594	6
2028	17,846	3
2029	18,139	—
Thereafter	207,613	—
Total undiscounted lease payments	$286,349	$18
Present value discount/interest	(120,100)	(1)
Present value	166,249	17
Lease liabilities, current	6,351	6
Lease liabilities, net of current	159,898	11
Total operating lease liability	$166,249	$17

As of June 30, 2025, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $60.4 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2025 and have lease terms, including option periods, of 20 to 25 years.

The Company was obligated under finance leases covering certain property and equipment that expire at various dates. On June 30, 2025 and June 30, 2024 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	June 30, 2025	June 30, 2024
Property and equipment	$17	444
Less accumulated depreciation and amortization	(1)	(442)
Property and equipment, net	$16	$2

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

June 30, 2025 and 2024

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

For the six months ended June 30, 2025, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended June 30, 2025 and 2024, the Company recorded an income tax (benefit) expense of ($116) thousand and $11 thousand, respectively. The Company’s effective income tax rate before discrete items for the three months ended June 30, 2025 and 2024 was 9.22% and 1.13%, respectively.

For the six months ended June 30, 2025 and 2024, the Company recorded an income tax (benefit) expense of ($268) thousand and $83 thousand, respectively. The Company’s effective income tax rate before discrete items for the six months ended June 30, 2025 and 2024 was 8.07% and 1.34%, respectively.

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

June 30, 2025 and 2024

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

As of June 30, 2025 and December 31, 2024, the Company had a liability related to its projected obligations under the TRA of $1.1 million and $691 thousand, respectively, which is reflected on the Company’s condensed consolidated balance sheets in “Tax receivable agreement liability”. During the six months ended June 30, 2025, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of June 30, 2025, the Company owned 15.8% of the economic interests in the Operating Company, with the remaining 84.2% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of operations represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

For the three and six months ended June 30, 2024 the Company purchased approximately $189 thousand and $424 thousand, respectively, of supplies from Pacific Global (“PGD”), which is 100% owned by Mr. Jae Chang, a member of our Board of Directors; no purchases were made during the three and six months ended June 30, 2025 and there were no outstanding obligations from PGD during this period.

As of June 30, 2025, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance as of June 30, 2025 was $47 thousand.

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

June 30, 2025 and 2024

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Numerator:
Net (loss) income	$(1,698)	$2,064	$(3,662)	$5,761
Less: Net (loss) income attributable to non-controlling interest	(1,437)	1,787	(3,100)	4,990
Net (loss) income attributable to Class A common stockholders	$(261)	$277	$(562)	$771
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	5,132	4,572	5,073	4,446

Net (loss) income per share of Class A common stock - basic and diluted	$(0.05)	$0.06	$(0.11)	$0.17

For the three and six months ended June 30, 2025 and June 30, 2024, 27,682,719 and 27,886,912, respectively, shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2025 and 2024, 372,600 warrants in each period, and 928,000 and 1,092,000 restricted stock units, respectively, were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net (loss) income per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock have not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five-year anniversary of the grant date, or over a five-year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock-based compensation for the three and six months ended June 30, 2025 was $734 thousand and $1.5 million, respectively, and is included in general and administrative expenses.

Number of RSUs
RSUs	(in thousands)
Non-vested as December 31, 2024	928
Granted	—
Vested	—
Canceled	—
Non-vested as of June 30, 2025	928

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $8.5 million as of June 30, 2025, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

(17) Cash Paid for Common Stock Purchased

The Company has a stock buyback program to repurchase up to $5.0 million worth of shares of the Company’s outstanding Class A common stock. During the three and six months ended June 30, 2025, the Company purchased 0 and 33,388 shares of Class A common stock for a total of $0 and 200 thousand, respectively.

The stock repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

A summary of common stock repurchases for the three and six months ended June 30, 2025 is as follows:

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 thru March 31, 2025	33,388	$5.94	33,388	$4,800
April 1, 2025 thru June 30, 2025	—	—	—	—
Total	33,388		33,388	$4,800

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2025 and 2024

(18) Segment Information

The Company operates 50 Gen Korean BBQ restaurants in the United States and South Korea. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Segment revenue	$55,041	$53,860	$112,377	$104,620
Less:
Food cost	18,623	17,700	37,885	34,668
Payroll and benefits	16,561	16,362	34,749	32,514
Occupancy expenses	5,121	4,389	10,212	8,682
Operating expenses	5,905	5,358	11,831	10,457
Depreciation and amortization	2,257	1,735	4,284	3,300
Pre-opening costs	2,051	1,645	4,699	3,547
Segment Income from Operations	4,523	6,671	8,717	11,452
Reconciliation:
General and administrative	6,403	5,058	12,773	9,731
Gain on remeasurement of previously held interest	—	—	—	3,402
Interest income, net	67	262	127	538
Other loss	(300)	—	(300)	—
Loss on foreign currency	(14)	—	(14)	—
Employee retention credits	313	200	313	200
Equity in loss of equity method investee	—	—	—	(17)
Net (loss) income before taxes	$(1,814)	$2,075	$(3,930)	$5,844

(19)
Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through August 6, 2025, the date at which the condensed consolidated financial statements were issued.

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and income tax payable related to the provisions for the 100% bonus depreciation for assets placed in service after January 19, 2025. We do not expect any material change to our ongoing statutory tax rate as a result of this legislation.

During July 2025 the Company opened two restaurants: one in Waco, Texas and one in El Paso, Texas.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 52 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, New Jersey, Oregon, Washington, Florida, North Carolina, and South Korea. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across our restaurants.

We expect to continue growing our number of restaurants in the future. In 2022, our new restaurants generated average Payback Periods of approximately 1.9 years, which equates to an average ROI of over 50%. For the restaurants opened in 2024, the average Payback Periods was 2.3 years, which equates to an average ROI of approximately 45%. Going forward we are targeting for our new restaurant units a Payback Period of less than 3 year, which equates to an ROI of 33% to 40%. Restaurants range in size from 4.7 thousand to 12 thousand square feet and are typically located in high-activity commercial areas.

Business Trends

During the first half of 2025, we opened seven restaurants in Orlando, FL, Edison, NJ, San Antonio, TX, Cary, NC and two in Austin, TX, and one in South Korea, plus two new restaurants in July located in Waco, TX and El Paso, TX, expanding total store count to 52. In addition we have seven restaurants under development which we expect to complete construction by the end of 2025.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2025, and bears interest at a variable rate per annum equal to 7.75% as of June 30, 2025. No amounts are outstanding under the line of credit as of June 30, 2025.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.75% as of June 30, 2025. The Company makes quarterly payments in the amount of $250,000, in addition to monthly interest payments. The balance as of June 30, 2025 was $1.8 million.

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share (“EPS”), Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net Income Margin

Net Income Margin is net income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense related to pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

Adjusted Net Income and Adjusted EPS

Adjusted Net Income represents net (loss) income, adjusted for pre-opening costs, gain on remeasurement of previously held interest and stock-based compensation, and the related tax impact of the adjustments. Adjusted net income per share is defined as adjusted net income divided by the weighted-average number of shares of Class A common stock outstanding for the applicable period.

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

The following table shows the AUV for the twelve months ended June 30, 2025 and June 30, 2024:

	Twelve Months Ended June 30,
	2025	2024
(in thousands)
Average Unit Volume	$5,342	$5,706

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comparable restaurant sales change (%)	(7.2)%	(5.6)%	(4.4)%	(3.8)%
Comparable restaurant base	36	33	36	33

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restaurant activity
Beginning of period	49	39	43	37
Openings	1	1	7	3
Closings	—	—	—	—
End of period	50	40	50	40

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the 18 month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve months ended June 30, 2025 and June 30, 2024:

	Twelve Months Ended June 30,
	2025	2024
Revenue per square foot	$797	$841

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

Occupancy expenses. Occupancy expenses include rent, common area maintenance, property insurance and property taxes for all restaurant locations, but exclude any related pre-opening costs.

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

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three and six months ended June 30, 2025 and 2024, $313 thousand and $200 thousand of these credits were received and recorded in total for each period, respectively.

Gain on remeasurement of previously held interest. Consists of a one-time gain from the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Other loss. Consists of legal settlement accrual.

Gain (loss) on foreign currency. Represents the foreign currency transaction gains and losses in South Korea.

Interest income, net. Interest income, net reflects income earned on deposits, net of cash and non-cash charges related to our outstanding debt and finance lease obligations.

Equity in loss of equity method investee. Equity in loss of equity method investee reflects our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024.

(Benefit) provision for income taxes. Represents federal, state, and local current and deferred income tax (benefit) expense.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024

The following table presents selected comparative results of operations for the three months ended June 30, 2025 and June 30, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended June 30,		Increase/(Decrease)
($ amounts in thousands)	2025	2024	Amount	%

Revenue	$55,041	$53,860	$1,181	2.2%
Restaurant operating expenses:
Food cost	18,623	17,700	923	5.2%
Payroll and benefits	16,561	16,362	199	1.2%
Occupancy expenses	5,121	4,389	732	16.7%
Operating expenses	5,905	5,358	547	10.2%
Depreciation and amortization	2,221	1,706	515	30.2%
Pre-opening costs	2,051	1,645	406	24.7%
Total restaurant operating expenses	50,482	47,160	3,322	7.0%
General and administrative	6,403	5,058	1,345	26.6%
Depreciation and amortization - corporate	36	29	7	24.1%
Total costs and expenses	56,921	52,247	4,674	8.9%
(Loss) income from operations	(1,880)	1,613	(3,493)	(216.6)%
Employee retention credits	313	200	113	56.5%
Other loss	(300)	—	(300)	100.0%
Loss on foreign currency	(14)	—	(14)	100.0%
Interest income, net	67	262	(195)	(74.4)%
Net (loss) income before income taxes	(1,814)	2,075	(3,889)	(187.4)%
(Benefit) provision for income taxes	(116)	11	(127)	(1154.5)%
Net (loss) income	(1,698)	2,064	(3,762)	(182.3)%
Net (loss) income attributable to non-controlling interest	(1,437)	1,787	(3,224)	(180.4)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(261)	$277	$(538)	(194.2)%

	% of Revenue
	Three Months Ended June 30,
	2025	2024
Revenue	100%	100%
Restaurant operating expenses:
Food costs	33.8%	32.9%
Payroll and benefits	30.1%	30.4%
Occupancy expenses	9.3%	8.1%
Operating expenses	10.7%	9.9%
Depreciation and amortization	4.0%	3.2%
Pre-opening costs	3.7%	3.1%
Total restaurant operating expenses	91.7%	87.6%
General and administrative	11.6%	9.4%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	103.4%	97.0%
Income from operations	(3.4)%	3.0%
Employee retention credits	0.6%	0.4%
Other loss	(0.5)%	0.0%
Loss on foreign currency	(0.0)%	0.0%
Interest income, net	0.1%	0.5%
Net (loss) income before income taxes	(3.3)%	3.9%
(Benefit) provision for income taxes	(0.2)%	0.0%
Net (loss) income	(3.1)%	3.8%
Net (loss) income attributable to non-controlling interest	(2.6)%	3.3%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(0.5)%	0.5%

Revenues. Revenues were $55.0 million for the three months ended June 30, 2025, compared to $53.9 million for the three months ended June 30, 2024, an increase of $1.2 million, or 2.2%. This reflects revenue increases due to having 50 restaurants open in the three months ended June 30, 2025 compared to 40 restaurants open in the three months ended June 30, 2024.

Food costs. Food costs were $18.6 million for the three months ended June 30, 2025, compared to $17.7 million for the three months ended June 30, 2024, an increase of $0.9 million, or 5.2%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased to 33.8% from 32.9%.

Payroll and benefits. Payroll and benefits costs were $16.6 million for the three months ended June 30, 2025, compared to $16.4 million for the three months ended June 30, 2024, an increase of $0.2 million, or 1.2%. The increase in payroll and benefits costs reflects the staffing needed to support higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs slightly decreased from 30.4% to 30.1%.

Occupancy expenses. Occupancy expenses were $5.1 million for the three months ended June 30, 2025 compared to $4.4 million for the three months ended June 30, 2024, an increase of $0.7 million, or 16.7%. The increase in occupancy expenses reflects the addition of 10 new locations. As a percentage of revenue, occupancy expenses were 9.3% in the three months ended June 30, 2025 compared to 8.1% in the three months ended June 30, 2024.

Operating expenses. Operating expenses were $5.9 million for the three months ended June 30, 2025 compared to $5.4 million for the three months ended June 30, 2024, an increase of $0.5 million, or 10.2%, as expenses increased to support revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 10.7% in the three months ended June 30, 2025 and 9.9% in the three months ended June 30, 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.2 million for the three months ended June 30, 2025 and $1.7 million for the three months ended June 30, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.0% during the three months ended June 30, 2025 and 3.2% during the three months ended June 30, 2024, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $2.1 million for the three months ended June 30, 2025 compared to $1.6 million for the three months ended June 30, 2024.This represents six additional restaurants in development during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

General and administrative expenses. General and administrative expenses were $6.4 million for the three months ended June 30, 2025 compared to $5.1 million for the three months ended June 30, 2024, an increase of $1.3 million, or 26.6%. The increase is primarily due to additional marketing and personnel costs for the expansion of restaurants in development. As a percentage of revenue, general and administrative expenses increased from 9.4% for the three months ended June 30, 2024 to 11.6% for the three months ended June 30, 2025.

Employee retention credits. During the three months ended June 30, 2025 and 2024, we received approximately $0.3 million and $0.2 million, respectively, in employee retention credits from the IRS.

Other loss. Consists of a legal settlement accrual in each period.

Interest income, net. During the three months ended June 30, 2025, interest income, net was $67 thousand compared to $262 thousand during the three months ended June 30, 2024. The net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction.

Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024

	Six Months Ended June 30,		Increase/(Decrease)
($ amounts in thousands)	2025	2024	Amount	%

Revenue	$112,377	$104,620	$7,757	7.4%
Restaurant operating expenses:
Food cost	37,885	34,668	3,217	9.3%
Payroll and benefits	34,749	32,514	2,235	6.9%
Occupancy expenses	10,212	8,682	1,530	17.6%
Operating expenses	11,831	10,457	1,374	13.1%
Depreciation and amortization	4,214	3,243	971	29.9%
Pre-opening costs	4,699	3,547	1,152	32.5%
Total restaurant operating expenses	103,590	93,111	10,479	11.3%
General and administrative	12,773	9,731	3,042	31.3%
Depreciation and amortization - corporate	70	57	13	22.8%
Total costs and expenses	116,433	102,899	13,534	13.2%
(Loss) income from operations	(4,056)	1,721	(5,777)	(335.7)%
Employee retention credits	313	200	113	56.5%
Gain on remeasurement of previously held interest	—	3,402	(3,402)	(100.0)%
Other loss	(300)	—	(300)	—
Loss on foreign currency	(14)	—	(14)	—
Interest income, net	127	538	(411)	(76.4)%
Equity in (loss) income of equity method investee	—	(17)	17	(100.0)%
(Loss) income before income taxes	(3,930)	5,844	(9,774)	(167.2)%
(Benefit) provision for income taxes	(268)	83	(351)	(422.9)%
Net (loss) income	(3,662)	5,761	(9,423)	(163.6)%
Net (loss) income attributable to non-controlling interest	(3,100)	4,990	(8,090)	(162.1)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(562)	$771	$(1,333)	(172.9)%

	% of Revenue
	Six Months Ended June 30,
	2025	2024

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	33.7%	33.1%
Payroll and benefits	30.9%	31.1%
Occupancy expenses	9.1%	8.3%
Operating expenses	10.5%	10.0%
Depreciation and amortization	3.7%	3.1%
Pre-opening costs	4.2%	3.4%
Total restaurant operating expenses	92.2%	89.0%
General and administrative	11.4%	9.3%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	103.6%	98.4%
(Loss) income from operations	(3.6)%	1.6%
Employee retention credits	0.3%	0.2%
Gain on remeasurement of previously held interest	0.0%	3.3%
Other loss	(0.3)%	0.0%
Loss on foreign currency	(0.0)%	0.0%
Interest income, net	0.1%	0.5%
Equity in loss of equity method investee	0.0%	(0.0)%
(Loss) income before income taxes	(3.5)%	5.6%
(Benefit) provision for income taxes	(0.2)%	0.1%
Net (loss) income	(3.3)%	5.5%
Net (loss) income attributable to non-controlling interest	(2.8)%	4.8%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(0.5)%	0.7%

Revenues. Revenues were $112.4 million for the six months ended June 30, 2025, compared to $104.6 million for the six months ended June 30, 2024, an increase of $7.8 million, or 7.4%. This reflects increased revenue from having 10 additional restaurants open in the six months ended June 30, 2025 compared to 40 restaurants open in the six months ended June 30, 2024.

Food costs. Food costs were $37.9 million for the six months ended June 30, 2025, compared to $34.7 million for the six months ended June 30, 2024, an increase of $3.2 million, or 9.3%. The increase in food costs reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 33.1% to 33.7%.

Payroll and benefits. Payroll and benefits costs were $34.7 million for the six months ended June 30, 2025, compared to $32.5 million for the six months ended June 30, 2024, an increase of $2.2 million, or 6.9%. The increase in payroll and benefits costs reflects the staffing needs to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs decreased from 31.1% to 30.9%.

Occupancy expenses. Occupancy expenses were $10.2 million for the six months ended June 30, 2025 compared to $8.7 million for the six months ended June 30, 2024, an increase of $1.5 million, or 17.6%. The increase in occupancy expenses reflects the addition of 10 new locations. As a percentage of revenue, occupancy expenses were 9.1% in the six months ended June 30, 2025 4 compared to 8.3% in the six months ended June 30, 2024.

Operating expenses. Operating expenses were $11.8 million for the six months ended June 30, 2025 compared to $10.5 million for the six months ended June 30, 2024, an increase of $1.4 million, or 13.1%, as expenses increased to support revenue growth and reflected inflationary costs increases. As a percentage of revenue, operating expenses were 10.5% for the six months ended June 30, 2025 compared to 10.0% for the six months ended June 30, 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.2 million for the six months ended June 30, 2025 and $3.2 million for the six months ended June 30, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 3.7% during the six months ended June 30, 2025 and 3.1% during the six months ended June 30, 2024, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $4.7 million for the six months ended June 30, 2025 compared to $3.5 million for the six months ended June 30, 2024. This increase was due to more restaurants under development in 2025 than in 2024.

General and administrative expenses. General and administrative expenses were $12.8 million for the six months ended June 30, 2025 compared to $9.7 million for the six months ended June 30, 2024, an increase of $3.0 million, or 31.3%. The increase is primarily due to additional marketing and personnel costs in expansion of restaurants in development.

Employee retention credits. During the six months ended June 30, 2025 and 2024, we received approximately $0.3 million and $0.2 million, respectively, in employee retention credits from the IRS.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Other loss. Consists of a legal settlement accrual in each period.

Interest income, net. During the six months ended June 30, 2025, interest income, net was $127 thousand compared to $538 thousand during the six months ended June 30, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest (income) expense, income taxes, depreciation and amortization, and also excludes non-recurring and certain other non-cash items, such as stock-based compensation expense, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense related to pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures reflect normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and June 30, 2024.

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

EBITDA:
Net (loss) income	$(1,698)	$2,064	$(3,662)	$5,761
Net Income Margin	(3.1)%	3.8%	(3.3)%	5.5%
Interest income, net	(67)	(262)	(127)	(538)
(Benefit) provision for income taxes	(116)	11	(268)	83
Depreciation and amortization	2,257	1,735	4,284	3,300
EBITDA	$376	$3,548	$227	$8,606
EBITDA Margin	0.7%	6.6%	0.2%	8.2%

Adjustments to EBITDA:
EBITDA	$376	$3,548	$227	$8,606
Stock-based compensation expense(1)	734	759	1,468	1,518
Employee retention credits (2)	(313)	(200)	(313)	(200)
Litigation accrual (3)	300	—	300	—
Non-cash lease expense (4)	127	192	218	376
Non-cash lease expense related to pre-opening costs (5)	630	576	1,204	941
Gain on remeasurement of previously held interest (6)	—	—	—	(3,402)
Adjusted EBITDA	$1,854	$4,875	$3,104	$7,839
Adjusted EBITDA Margin	3.4%	9.1%	2.8%	7.5%

(1)
Stock-based compensation expense: During all periods presented, we incurred expenses related to the granting of restricted stock units to employees.

(2)
Employee retention credits: These are refundable tax credits against certain employment taxes recognized under the CARES Act.
(3)
Litigation accrual: This is an expense related to a specific, one-time, litigation claim. See “Note 11 - Commitments and Contingencies” in the condensed consolidated financial statements.
(4)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(5)
Non-cash lease expense related to pre-opening costs: Cost for restaurants in development in which the lease expense is greater than the contractual rent paid.
(6)
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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

(Loss) income from Operations	$(1,880)	$1,613	$(4,056)	$1,721
(Loss) Income Margin from Operations	(3.4)%	3.0%	(3.6)%	1.6%
Depreciation and amortization	2,257	1,735	4,284	3,300
Pre-opening costs	2,051	1,645	4,699	3,547
General and administrative	6,403	5,058	12,773	9,731
Non-cash lease expense	127	192	218	376
Restaurant-Level Adjusted EBITDA	$8,958	$10,243	$17,918	$18,675
Restaurant-Level Adjusted EBITDA Margin	16.3%	19.0%	15.9%	17.9%

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

The following table reconcile net (loss) income to Adjusted net income and Adjusted net income per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Net (loss) income	$(1,698)	$2,064	$(3,662)	$5,761
Pre-opening costs	2,051	1,645	4,699	3,547
Gain on remeasurement of previously held interest	—	—	—	(3,402)
Stock-based compensation	734	759	1,468	1,518
Legal settlement	300	—	300	—
Tax impact of adjustments	(143)	(97)	(299)	(76)
Adjusted Net income	1,244	4,371	2,506	7,348
Less: Adjusted net income attributable to non-controlling interest	1,052	3,786	2,120	6,363
Adjusted net income attributable to GEN Restaurant Group, Inc.	192	586	386	985

Adjusted Net income attributable to Class A common stock per share - basic and diluted	$192	$586	$386	$985

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,132	4,572	5,073	4,446

Adjusted Net income per share of Class A common stock - basic and diluted	$0.04	$0.13	$0.08	$0.22

Liquidity and Capital Resources

As of June 30, 2025 we had $9.6 million of cash and ($21.1) million of working capital deficit, which is calculated by subtracting current liabilities from current assets, compared with $23.7 million in cash and ($7.2) million of working capital deficit as of December 31, 2024. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering price per share sold in the IPO was $12.00 per share, resulting in aggregate net proceeds of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. During the first half of 2025, we opened seven new restaurants which were all self-funded. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

We believe that cash provided by operating activities and cash on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for the next 12 months.

Upon the IPO transaction, GEN Inc. became a holding company with no operations of its own. Accordingly, GEN Inc. remains dependent on distributions from GEN LLC to pay its taxes, its obligations under the Tax Receivable Agreement and other expenses.

In connection with the IPO and related transactions, certain members of GEN LLC received the right to receive future payments pursuant to the Tax Receivable Agreement. The amount payable under the Tax Receivable Agreement will be based on an annual calculation of the reduction in our U.S. federal, state and local taxes resulting from the utilization of certain tax benefits resulting from sales and exchanges by certain members of GEN LLC. We expect that payments that we may be required to make under the Tax Receivable Agreement may be substantial. Assuming no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with the federal, state and local tax benefits described above would aggregate to approximately $117.2 million through 2037. Under such scenario we would be required to pay certain members of GEN LLC 85% of such amount, or $99.6 million through 2037.

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

Dividends

During May 2025, our Board of Directors declared a $0.03 per share dividend distribution on our outstanding common stock for shareholders of record as of June 9, 2025, which was paid on June 23, 2025 for an amount of $988 thousand.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$5,480	$9,070
Net cash used in investing activities	(16,467)	(11,383)
Net cash used in financing activities	(3,228)	(1,089)

Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2025 was $5.5 million, the result of net loss of $3.6 million, adjusted by non-cash charges of depreciation and amortization of $4.3 million, amortization of operating lease assets of $3.2 million, and stock-based compensation expense of $1.5 million. The net cash outflows from changes in operating assets and liabilities were collectively an increase of $424 thousand.

Net cash provided by operating activities during the six months ended June 30, 2024 was $9.1 million, the result of net income of $5.8 million, adjusted by non-cash charges of depreciation and amortization of $3.3 million, and amortization of operating lease assets of $3.7 million, stock-based compensation of $1.5 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $1.7 million.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $16.4 million, reflecting the purchase of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2024 was $11.4 million, reflecting $8.4 million for the purchase of property and equipment and a $3.0 million payment for the acquisition of the remaining ownership interest in GKBH.

Cash Used in Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was $3.2 million, primarily due to payment of $3.0 million on the line of credit and $200 thousand on the repurchase of common stock.

Net cash used in financing activities during the six months ended June 30, 2024 was $1.1 million, primarily due to payments to members for advances of $0.9 million.

Material Cash Requirements

As of June 30, 2025, we had $9.3 million in contractual obligations relating to debt, including EIDL loans payable. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operation lease obligations, See “Note 10 - Leases” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, for a discussion of recent accounting standards.

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

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, including the first half of 2025, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Interest Rate Risk

We are exposed to market interest rates by accessing our line of credit and our $2.0 million loan from PCB Bank, which bear interest at the Wall Street Journal Prime Rate plus 0.25%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our management concluded that our disclosure controls and procedure were effective at the reasonable assurance level as of the end as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. For further details, see “Contingencies” in “Note 11 - Commitments and Contingencies” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors associated with our business previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ending December 31, 2024, except that the following risk factor is deleted:

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will solely depend on appreciation in the price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended June 30, 2025.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
10.1	Amended and Restated Executive Employment Agreement, by and between the Company and David Kim, dated as of May 12, 2025 (incorporated by reference to Exhibit 10.1 on 10Q filed on May 13, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: August 6, 2025	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Thomas V. Croal
Thomas V. Croal
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)