Form 10-Q
period 2025-09-30
GEN Restaurant Group, Inc.
filed 2025-11-07
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 the registrant had 5,259,566 shares of Class A common stock, $0.001 par value per share, outstanding and 27,682,719 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	September 30, 2025 (unaudited)	December 31, 2024

Current assets:
Cash and cash equivalents	$4,793	$23,675
Inventories	884	727
Accounts receivable	1,021	3,487
Income tax receivable	747	—
Prepaid expenses and other current assets	5,761	6,004
Total current assets	13,206	33,893
Property and equipment, net	68,174	52,639
Goodwill	9,498	9,498
Operating lease assets, net	139,765	131,542
Deferred tax asset	12,769	11,686
Other assets	2,127	1,157
Total assets	$245,539	$240,415
Liabilities and equity
Current liabilities
Accounts payable	13,803	12,408
Accrued salaries and benefits	1,777	3,243
Accrued interest	70	60
Notes payable, current	4,677	1,724
Line of credit	—	3,000
Obligations under finance leases, current	5	26
Operating lease liabilities, current	6,475	5,221
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	2,398	5,983
Other current liabilities	7,480	5,598
Total current liabilities	40,491	41,069
Notes payable, net of current portion	6,112	5,140
Tax receivable agreement liability	1,077	691
Obligations under finance leases, net of current	9	—
Operating lease liabilities, net of current portion	158,263	147,898
Total liabilities	205,952	194,798
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity; Redeemable units for 30% of Gen Restaurant Investment, LLC, redemption amount of $1,500 as of September 30, 2025 and December 31, 2024.	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,259,566 shares issued and outstanding and 4,913,064 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,682,719 shares issued and outstanding and 27,886,912 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	14,023	11,782
Accumulated other comprehensive income	74	—
Retained Earnings (accumulated deficit)	(212)	915
Non-controlling interest	24,169	31,387
Total permanent equity	38,087	44,117
Total liabilities, mezzanine equity, and permanent equity	$245,539	$240,415

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
	(unaudited)
Revenue	$50,418	$49,105	$162,795	$153,726
Restaurant operating expenses:
Food cost	17,538	15,442	55,422	50,110
Payroll and benefits	14,390	14,977	49,140	47,491
Occupancy expenses	5,427	4,116	15,639	12,799
Operating expenses	6,174	5,728	18,005	16,185
Depreciation and amortization	2,277	1,695	6,491	4,938
Pre-opening costs	2,315	1,807	7,015	5,354
Total restaurant operating expenses	48,121	43,765	151,712	136,877
General and administrative	6,466	5,221	19,239	14,952
Depreciation and amortization - corporate	41	31	111	89
(Gain) loss on lease terminations	(471)	—	(471)	—
Total costs and expenses	54,157	49,017	170,591	151,918
(Loss) income from operations	(3,739)	88	(7,796)	1,808
Employee retention credits	—	—	313	200
Gain on remeasurement of previously held interest (see Note 3)	—	—	—	3,402
Other loss	(39)	—	(339)	—
Loss on foreign currency	—	—	(14)	—
Interest income (expense), net	(121)	196	7	734
Equity in loss of equity method investee	—	—	—	(17)
Net (loss) income before income taxes	(3,899)	284	(7,829)	6,127
(Benefit) provision for income taxes	(271)	115	(540)	198
Net (loss) income	(3,628)	169	(7,289)	5,929
Less: Net (loss) income attributable to non-controlling interest	(3,062)	144	(6,162)	5,133
Net (loss) income attributable to GEN Restaurant Group, Inc.	(566)	25	(1,127)	796

Net (loss) income attributable to Class A common stock per share - basic and diluted	$(566)	$25	$(1,127)	$796

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,245	4,861	5,131	4,585

Net (loss) income per share of Class A common stock - basic and diluted	$(0.11)	$0.01	$(0.22)	$0.17
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$(76)	$—	$74	$—
Comprehensive (loss) income	(3,704)	169	(7,215)	5,929
Less: Comprehensive (loss) income attributable to non-controlling interest	(3,126)	144	(6,089)	5,133
Comprehensive (loss) income attributable to GEN Restaurant Group, Inc.	$(578)	$25	$(1,126)	$796

See Note 15 for calculation of net (loss) income per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Nine months ended September 30, 2025 and September 30, 2024

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						496	3,202	3,698
Stock-based compensation					759			759
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)					(113)			(113)
Shares issued upon RSU vesting	117,304							—
Exchange of non-controlling interest for Class A common stock	254,654		(254,654)		258		(258)	—
Balance, March 31, 2024	4,511,958	$4	27,886,912	$28	$8,016	$818	$31,496	$40,362
Net income						277	1,787	2,064
Stock-based compensation					759			759
Issuance of Class A common stock	237,593				1,436			1,436
Contribution by stockholder in final IPO settlement					1,275			1,275
Balance, June 30, 2024	4,749,551	$4	27,886,912	$28	$11,486	$1,095	$33,283	$45,896
Net income						$25	$144	169
Stock-based compensation					$734			734
Shares issued upon RSU vesting	163,513	$1			$(1)			-
Adjustment to tax liabilities and assets under TRA					$(331)			(331)
Balance, September 30, 2024	4,913,064	$5	27,886,912	$28	$11,888	$1,120	$33,427	$46,468

(1) See Note 12 - Tax Receivable Agreement, for more information.

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital		Earnings	Interest
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	$11,782	$—	$915	$31,387	$44,117
Net loss							(300)	(1,663)	(1,963)
Stock-based compensation					734				734
Adjustment to tax liabilities and assets under TRA					105				105
Exchange of non-controlling interest for Class A common stock	125,397		(125,397)		142		—	(142)	-
Purchase of Class A common stock under stock repurchase plan					(200)				(200)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	$12,563	$-	$615	$29,582	$42,793
Net loss							(261)	(1,437)	(1,698)
Foreign currency translation adjustment						150			150
Stock-based compensation	93,794	—			734				734
Adjustment to tax liabilities and assets under TRA					36				36
Exchange of non-controlling interest for Class A common stock	78,796	—	(78,796)	—	84		—	(84)	—
Dividends paid $0.03 per share					(157)				(157)
Distributions paid to Non-controlling interest - $0.03 per share					(1)			(830)	(831)
Balance, June 30, 2025	5,211,051	$5	27,682,719	$28	$13,259	$150	$354	$27,231	$41,027
Net loss							(566)	(3,062)	(3,628)
Foreign currency translation adjustment						(76)			(76)
Stock-based compensation					734				734
Shares issued upon RSU vesting	48,515
Adjustment to tax liabilities and assets under TRA					30				30
Balance, September 30, 2025	5,259,566	$5	27,682,719	$28	$14,023	$74	$(212)	$24,169	$38,087

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024
	(unaudited)
Cash flows from operating activities
Net (loss) income	$(7,289)	$5,929
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation and amortization	6,602	5,027
Equity in income of equity method investee, net of distributions	—	17
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	2,202	2,252
Amortization of operating lease assets	5,020	5,415
Gain on lease terminations	(471)	—
Interest income earned on Notes receivable from related party	—	(33)
Deferred tax expense	(527)	(95)
Changes in operating assets and liabilities:
Accounts receivable	2,466	(1,145)
Inventories	(158)	(993)
Income tax receivable	(747)	—
Prepaid expenses and other current assets	244	(1,439)
Other assets	(970)	(334)
Accounts payable	1,656	1,034
Accrued salaries and benefits	(1,466)	(1,031)
Accrued interest	10	36
Gift card liabilities	(3,584)	1,304
Other current liabilities	1,882	(413)
Operating lease liabilities	(1,030)	(1,610)
Income tax payable	—	—
Net cash provided by operating activities	3,840	10,519
Cash flows from investing activities
Purchase of property and equipment	(22,523)	(16,682)
Acquisition of GKBH, net of cash acquired	—	(5,976)
Net cash used in investing activities	(22,523)	(22,658)
Cash flows from financing activities
Payments to members for advances	—	(881)
Payments for deferred offering costs	—	—
Payments on EIDL loans	(52)	(70)
Payments on finance leases	(11)	(91)
Payments on third party loans	(2,022)	(397)
Payment on line of credit	(3,000)	—
Proceeds from third party loans	6,000	3,000
Payments under stock repurchase plan	(200)	—
Distributions paid on NCI	(831)	—
Dividends paid on common stock	(157)	—
Net cash used in financing activities	(273)	1,561
Effects of exchange rate changes on cash	74	—
Net change in cash and cash equivalents	(18,882)	(10,578)
Cash and cash equivalents at beginning of period	23,675	32,631
Cash and cash equivalents at end of the period	$4,793	$22,053
Supplemental disclosures of other cash flow information:
Cash paid for interest	$3	$169
Cash paid for taxes	462	114
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	261	2,747
Leased assets obtained in exchange for new operating lease liabilities	14,250	30,698
Reduction due to early lease termination of operating lease asset	(1,007)	—
Conversion of related party loans to equity	—	1,436
Issuance of promissory note for business acquisition	—	3,000
Adjustments to tax liabilities and assets under TRA	171	(444)
Exchange of NCI for Class A common stock	226	258
Contribution by stockholder in final IPO settlement	—	1,275

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(1)
Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, statements of comprehensive income (loss), changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following table lists the Company’s restaurants in operation as of September 30, 2025:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN El Paso, LP	GEN El Paso	TX	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Waco, LP	GEN Waco	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Edison, LP	GEN Edison	NJ	Restaurant
GEN San Antonio, LP	GEN San Antonio	TX	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN San Diego, LP	GEN La Jolla	CA	Restaurant
GEN K Sadang, LLC	GEN Sadang	Korea	Restaurant
GEN K Ilsan, LLC	GEN Ilsan	Korea	Restaurant
GEN K Incheon Guwol, LLC	Kan Guwol	Korea	Restaurant
	GEN Guwol	Korea	Restaurant
GEN K Wiyre, LLC	GEN Wirye	Korea	Restaurant
	Kan Wiyre	Korea	Restaurant

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

The Company also has the following entities:

Name	Operating Name	State	Purpose
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN K, LLC	GEN K	Korea	Management of South Korean Restaurant
GEN Restaurant Management, LLC	GRM	DE	Management
GEN Online, LLC	GEN Online	CA	Website sales

The Company operates restaurants which are located in California, Arizona, Florida, Hawaii, Nevada, Washington, New York, Texas, New Jersey, Oregon, North Carolina, and in the country of South Korea, specializing in a variety of special flavored meats for Korean barbeque.

As of September 30, 2025, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH for a total purchase price of $6.0 million and the Company now controls 100% of GKBH. As of September 30, 2025 and December 31, 2024, there were 57 and 43 restaurants in operation, respectively.

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025 and for any other interim period or future year.

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

September 30, 2025 and 2024

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of September 30, 2025 and December 31, 2024, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

As of September 30, 2025 and December 31, 2024, there were deposits in excess of federally insured amounts of $3.1 million and $2.9 million, respectively.

	Fair Value Measurements at September 30, 2025
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$2,528	$—	$—	$2,528
U.S. Treasury Securities (included in cash and cash equivalents)	$—	$55	$—	$55
	$2,528	$55	$—	$2,583
Represent money market accounts. Excludes $2.2 million of cash and cash equivalents at September 30, 2025.
	Fair Value Measurements at December 31, 2024
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$6,459	$—	$—	$6,459
U.S. Treasury Securities (included in cash and cash equivalents)	$13,000	$1,317	$—	$14,317
	$19,459	$1,317	$—	$20,776
Represent money market accounts. Excludes $2.9 million of cash and cash equivalents at December 31, 2024.

(h) Concentration Risk

The Company utilizes third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and nine months ended September 30, 2025 Sysco accounted for approximately 57.5% and 58.9% of total food costs, respectively. For the three and nine months ended September 30, 2024 Sysco accounted for approximately 68.4% and 68.9% of total food costs, respectively.

The Company also utilized Pacific Global Distribution, Inc. (“PGD”) during 2024 for restaurant supplies such as tableware, napkins, soda, and sauces. For the three and nine months ended September 30, 2024, PGC accounted for approximately 3.4% and 4.4% of total operating expenses, respectively. The Company has not made any purchases from PGD in 2025.

During the three months ended September 30, 2025, and 2024, two third party vendors accounted for 25.3% and 20.6% of total food costs and supplies, respectively. During the nine months ended September 30, 2025, and 2024, two third party vendors accounted for 31.8% and 15.1% of total food costs and supplies, respectively.

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

September 30, 2025 and 2024

Sales tax amounts collected from customers are remitted to governmental authorities and are excluded from revenue.

The Company started selling gift cards primarily during the fourth quarter of 2024. The Company sells gift cards which do not expire. Gift cards balances are initially recorded as unearned income. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards (“gift card breakage”). Gift card breakage income is included in revenue on the condensed consolidated statements of comprehensive income (loss).

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the nine months ended September 30, 2025 and September 30, 2024 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of September 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Other Assets
Security Deposits	$1,741	$933
Liquor Licenses	386	224
Total Other Assets	$2,127	$1,157

Other Current Liabilities as of September 30, 2025 and December 31, 2024 consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Other Current Liabilities
Sales tax payable	$1,306	$1,645
Accrued percentage rent	1,255	1,221
Misc. accrued expenses	4,919	2,732
Total Other Current Liabilities	$7,480	$5,598

(m)
Advances from members

Advances from members of the Operating Company (the “Members”) consist of funding received from the Members. During the first quarter of 2024, the Company re-paid Members $864 thousand. As of September 30, 2025, and December 31, 2024, the Company did not owe any balance related to these advances from the Members.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended September 30, 2025 and 2024 were $2.3 million and $1.8 million, respectively. Pre-opening costs for the nine months ended September 30, 2025 and 2024 were $7.0 million and $5.4 million, respectively.

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

(q)
Interest Income (Expense), net

A reconciliation of total interest cost to interest income (expense), net as reported in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense	$(198)	$(135)	$(438)	$(312)
Interest income	77	331	445	1,046
Interest income (expense), net	$(121)	$196	$7	$734

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(r)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in the other assets line item in the accompanying condensed consolidated balance sheets.

(s)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated statements of comprehensive income (loss) as restaurant sales are recorded net of sales tax.

(t)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2025 and 2024, the Company incurred approximately $376 thousand and $156 thousand in advertising expenses, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred approximately $1.7 million and $246 thousand in advertising costs, respectively.

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

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of September 30, 2025, import laws and tariffs have not had a material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025.

(v)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the nine months ended September 30, 2025 and 2024.

(w)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

quarters of 2020 and first, second and third quarters of 2021. During the three months ended September 30, 2025 and 2024, we did not received any ERC. During the nine months ended September 30, 2025 and 2024, we recorded an aggregate benefit of $313 thousand and $200 thousand, respectively, in our condensed consolidated statement of comprehensive income (loss) to reflect the ERC.

(x) Net Income (Loss) Per Share

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

(3)
Business Combinations

On February 18, 2024, we acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statement commencing February 18, 2024, the date of acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition was $6.0 million, payable in cash. During the nine months ended September 30, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included within “Gain on remeasurement of previously held interest” in our condensed consolidated statements of comprehensive income (loss).

The following table summarizes the fair value of GKBH’s assets and liabilities at the acquisition date, and the resulting goodwill.

(in thousands)
Purchase price of 50% interest in GKBH	$6,000
Acquisition-date fair value of previously held interest (Level 2)	4,286
Fair value of GKBH at acquisition date	10,286

(in thousands)
Cash	$24
Accounts Receivable	96
Inventories	22
Prepaid and Other assets	118
Deposits	67
Property and equipment	745
Operating lease right-of use assets	3,850
Liabilities assumed	(4,135)
Total identifiable net assets	$787

Goodwill	9,498
$10,285

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

Goodwill is calculated as the excess of the purchase price over the net assets acquired. The Company expects that a portion of the goodwill balance to be deductible for tax purposes over a period of 15 years. Goodwill is primarily attributed to growth and efficiency opportunities, expected synergies from combining the operations with the Company, and the assembled workforce.

The following table presents unaudited supplemental consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Revenue	$50,418	$49,105	$162,795	$155,555
Net (loss) income before taxes	(3,899)	284	(7,829)	6,127

Earnings per common share:
Basic and diluted	$(0.11)	$0.01	$(0.22)	$0.18

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

As of September 30, 2025, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$2,528	$2,528	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

		Fair Value Measurements at December 31, 2024
Money Market Account (included in Cash and Cash Equivalents)	$6,459	$6,459	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$14,317	$14,317	$—	$—

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the period ended
(in thousands)	September 30, 2025	December 31, 2024

Equipment	20,790	16,597
Furniture and fixtures	8,427	6,678
Leasehold improvements	71,506	55,275
Other assets	414	414
Construction in progress	10,968	12,809
	$112,105	$91,773
Less accumulated depreciation and amortization	(43,931)	(39,134)
Property and Equipment, Net	$68,174	$52,639

The construction in progress balance on each of September 30, 2025 and December 31, 2024 is related to new restaurants being developed for openings expected in 2025 and 2026.

Total depreciation and amortization for the three months ended September 30, 2025 and 2024 was $2.3 million and $1.7 million, respectively, of which $2 thousand and $0 for those periods, respectively, was related to assets acquired under a finance lease.

Total depreciation and amortization for the nine months ended September 30, 2025 and 2024 was $6.6 million and $5.0 million, respectively, of which $3 thousand and $0 for those periods, respectively, was related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table presents information related to gift cards:

(in thousands)	Nine months ended September 30, 2025

Gift card liabilities:
Beginning Balance	$5,983
Gift Card Activations	7,219
Gift Card Redemptions	(8,874)
Gift Card Breakage	(1,930)
Ending Balance	$2,398

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

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.50% as of September 30, 2025. As of September 30, 2025, the balance was $0.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.50% as of September 30, 2025. The balance as of September 30, 2025 was $1.1 million.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.50% as of September 30, 2025. The balance as of September 30, 2025 was $1.5 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.50% as of September 30, 2025. The balance as of September 30, 2025 was $3.7 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both September 30, 2025 and December 31, 2024, the total principal amounts of the EIDLs were $4.3 million and $4.4 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of September 30, 2025 and December 31, 2024, the loan balance outstanding was $151 thousand and $203 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of September 30, 2025:

(in thousands)
2025 - remaining	$4,677
2026	2,100
2027	153
2028	157
2029	161
Thereafter	3,541
$10,789
Less current portion of notes payable	(4,677)
Long term portion	$6,112

(9)
Related Party Notes Payable

During 2022, the Members loaned $1.9 million to the Company, at an interest rate of 3.00% per year and a maturity date of November 25, 2024. The balance was $0 at each of September 30, 2025 and December 31, 2024.

Interest expense incurred for the related party debt line item for the three months ended September 30, 2025 and 2024, was $0 for both periods.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

Interest expense incurred for the related party debt line item for the nine months ended September 30, 2025 and 2024, was $0 and $52 thousand, respectively.

(10)
Leases

At inception of a contract, the Company assesses whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment and kitchen equipment. Our leases have remaining lease terms of less than one year up to 25 years, including options to extend many of the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of comprehensive income (loss) and balance sheets for the periods ended September 30, 2025 and 2024:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease cost	Classification	2025	2024	2025	2024
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,779	$2,996	$10,751	$8,774
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,768	1,120	5,227	4,025
Total operating lease cost		$5,547	$4,116	$15,978	$12,799

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	September 30, 2025	December 31, 2024
Operating lease assets	$139,765	$131,542
Operating lease liabilities, current	6,475	5,221
Operating lease liabilities, net of current portion	158,263	147,898
Total operating lease liabilities	$164,738	$153,119

Finance lease assets, net (in thousands)	September 30, 2025	December 31, 2024
Property and equipment, finance leases	$17	$447
Accumulated depreciation, finance leases	(3)	(446)
Property and equipment, net finance leases	$14	$1

Finance lease liabilities (in thousands)	September 30, 2025	December 31, 2024
Obligations under finance leases, current	$5	$26
Obligations under finance leases, net of current portion	9	—
Total finance lease liabilities	$14	$26

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

September 30, 2025
Weighted-Average Remaining Lease Term (Years)	-
Operating leases	15.2
Finance leases	2.7
Weighted-Average Discount Rate
Operating leases	7.0%
Finance leases	7.3%

Maturities of lease liabilities as of September 30, 2025:

(in thousands)	Operating Leases	Finance Leases
2025 - remaining	$4,073	$1
2026	17,079	6
2027	17,530	6
2028	17,782	2
2029	18,076	—
Thereafter	208,549	—
Total undiscounted lease payments	$283,089	$15
Present value discount/interest	(118,351)	(1)
Present value	164,738	14
Lease liabilities, current	6,475	5
Lease liabilities, net of current	158,263	9
Total operating lease liability	$164,738	$14

As of September 30, 2025, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $54.0 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2025 and have lease terms, including option periods, of 20 to 25 years.

The Company was obligated under finance leases covering certain property and equipment that expire at various dates. On September 30, 2025 and 2024 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	September 30, 2025	September 30, 2024
Property and equipment, finance leases	$17	447
Less accumulated depreciation and amortization, finance leases	(3)	(446)
Property and equipment, net finance leases	$14	$1

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated statements of comprehensive income (loss).

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

As part of the EB-5 Program operating agreement, Gen Restaurant Investment, LLC issued three units of Series II Preferred Member Interest in exchange for a 30% interest and received $1.5 million, recorded as equity. Five years from the date of issue, or after approval of the l-829 petition to USCIS, if later, the EB-5 Investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise the conversion option, the Company may exercise its call option to purchase the EB-5 Investor’s interests at fair market value. If approval of the preferred member's I-526 immigration application is denied, the Company is required to repurchase the preferred member's units for $1.5 million.

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

For the nine months ended September 30, 2025, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax (benefit) expense of ($271) thousand and $115 thousand, respectively. The Company’s effective income tax rate before discrete items for the three months ended September 30, 2025 and 2024 was 6.50% and 1.99%, respectively.

For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax (benefit) expense of ($540) thousand and $198 thousand, respectively. The Company’s effective income tax rate before discrete items for the nine months ended September 30, 2025 and 2024 was 6.9% and 3.23%, respectively.

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

September 30, 2025 and 2024

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

As of September 30, 2025 and December 31, 2024, the Company had a liability related to its projected obligations under the TRA of $1.1 million and $691 thousand, respectively, which is reflected on the Company’s condensed consolidated balance sheets in “Tax receivable agreement liability”. During the nine months ended September 30, 2025, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14,” commonly referred to as the One Big Beautiful Bill Act. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and our effective tax rate in the future and we continue to evaluate the impacts the new legislation will have on the Condensed Consolidated Financial Statements. As a result of the enactment of H.R. 1, we anticipate an impact to the deferred tax liability and income tax payable related to the provisions for the 100% bonus depreciation for assets placed in service after January 19, 2025. There was no impact as of the date of enactment. We do not expect any material change to our ongoing statutory tax rate as a result of this legislation.

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of September 30, 2025, the Company owned 16.0% of the economic interests in the Operating Company, with the remaining 84.0% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of comprehensive income (loss) represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

For the three and nine months ended September 30, 2024 the Company purchased approximately $228 thousand and $577 thousand, respectively, of supplies from PGD, which is 100% owned by Mr. Jae Chang, a member of our Board of Directors; no purchases were made during the three and nine months ended September 30, 2025 and there were no outstanding obligations from PGD during this period.

Prior to September 30, 2025, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance of $44 thousand was paid in full in the third quarter of 2025, and was $0 as of September 30, 2025.

(15)
Net (Loss) Income per Share

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

September 30, 2025 and 2024

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Numerator:
Net (loss) income	$(3,628)	$169	$(7,289)	$5,929
Less: Net (loss) income attributable to non-controlling interest	(3,062)	144	(6,162)	5,133
Net (loss) income attributable to Class A common stockholders	$(566)	$25	$(1,127)	$796
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	5,245	4,861	5,131	4,585

Net (loss) income per share of Class A common stock - basic and diluted	$(0.11)	$0.01	$(0.22)	$0.17

For the three and nine months ended September 30, 2025 and 2024, 27,682,719 and 27,886,912, respectively, shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2025 and 2024, 372,600 warrants in each period, and 879,000 and 1,092,000 restricted stock units, respectively, were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net (loss) income per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock have not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five-year anniversary of the grant date, or over a five-year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock-based compensation for the three and nine months ended September 30, 2025 was $734 thousand and $2.2 million, respectively, and is included in general and administrative expenses.

Number of RSUs
RSUs	(in thousands)
Non-vested as December 31, 2024	928
Granted	—
Vested	(49)
Canceled	—
Non-vested as of September 30, 2025	879

The aggregate fair value of the RSU's granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $7.8 million as of September 30, 2025, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(17) Cash Paid for Common Stock Purchased

The Company has a stock buyback program to repurchase up to $5.0 million worth of shares of the Company’s outstanding Class A common stock. During the three and nine months ended September 30, 2025, the Company purchased 0 and 33,388 shares of Class A common stock for a total of $0 and $200 thousand, respectively.

The stock repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

A summary of common stock repurchases for the three and nine months ended September 30, 2025 is as follows:

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 thru March 31, 2025	33,388	$5.94	33,388	$4,800
April 1, 2025 thru June 30, 2025	—	—	—	—
July 1, 2025 thru September 30, 2025	—	—	—	—
Total	33,388		33,388	$4,800

(18) Segment Information

The Company operates 57 Gen Korean BBQ restaurants in the United States and South Korea. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Segment revenue	$50,418	$49,105	$162,795	$153,726
Less:
Food cost	17,538	15,442	55,422	50,110
Payroll and benefits	14,390	14,977	49,140	47,491
Occupancy expenses	5,427	4,116	15,639	12,799
Operating expenses	6,174	5,728	18,005	16,185
Depreciation and amortization	2,318	1,726	6,602	5,027
Pre-opening costs	2,315	1,807	7,015	5,354
Segment Income from Operations	2,256	5,309	10,972	16,760
Reconciliation:
General and administrative	6,466	5,221	19,239	14,952
Gain on lease terminations	(471)	—	(471)	—
Gain on remeasurement of previously held interest	—	—	—	(3,402)
Interest expense (income), net	121	(196)	(7)	(734)
Other loss	39	—	339	—
Loss on foreign currency	—	—	14	—
Employee retention credits	—	—	(313)	(200)
Equity in loss of equity method investee	—	—	—	17
Net (loss) income before taxes	$(3,899)	$284	$(7,829)	$6,127

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2025 and 2024

(19)
Subsequent Events

Not applicable.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements regarding our future results of operations, or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the Annual Report, and in our subsequent filings with the SEC, which are available on the SEC's website at www.sec.gov. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect future events or circumstances, new information, or the occurrence of unanticipated events, except as required by law.

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 57 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, New Jersey, Oregon, Washington, Florida, North Carolina, and South Korea. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across our restaurants.

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

Business Trends

During the first nine months of 2025, we opened 15 restaurants in the following locations: Orlando, FL, Edison, NJ, Cary, NC, La Jolla, CA and five in Texas (Waco, El Paso, San Antonio, and two in Austin) and six in South Korea; and we closed one restaurant. In addition we have sixteen restaurants under development, for which we expect to complete construction between 2025 and 2026. We will also be offering ready-to-cook meats at over 600 grocery stores in California and Hawaii.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.50% as of September 30, 2025. No amounts are outstanding under the line of credit as of September 30, 2025.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.50% as of September 30, 2025. The Company makes quarterly payments in the amount of $250,000, in addition to monthly interest payments. The balance as of September 30, 2025 was $1.5 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Index rate (prime rate), which equals 7.50% as of September 30, 2025. The balance as of September 30, 2025 was $3.7 million.

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

The following table shows the AUV for the twelve months ended September 30, 2025 and 2024:

	Twelve Months Ended September 30,
	2025	2024
(in thousands)
Average Unit Volume	$5,228	$5,514

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comparable restaurant sales change (%)	(9.9)%	(9.1)%	(5.9)%	(5.6)%
Comparable restaurant base	38	31	38	31

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restaurant activity
Beginning of period	50	40	43	36
Openings	8	1	15	5
Closings	(1)	—	(1)	—
End of period	57	41	57	41

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the 18 month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve months ended September 30, 2025 and 2024:

	Twelve Months Ended September 30,
	2025	2024
Revenue per square foot	$754	$783

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

Gain on lease termination. During the third quarter of 2025, we recorded lease termination income of $0.5 million related to the closure of one restaurant.

Depreciation and amortization - corporate. These are periodic non-cash charges at the corporate level that consist of depreciation of fixed assets, including equipment, information systems software and capitalized leasehold improvements, if any. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from five to seven years.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the three and nine months ended September 30, 2025 and 2024, $313 thousand and $200 thousand of these credits were received and recorded in total for each period, respectively.

Gain on remeasurement of previously held interest. Consists of a one-time gain from the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Other loss. Consists of legal settlement accrual.

Gain (loss) on foreign currency. Represents the foreign currency transaction gains and losses in South Korea.

Interest income (expense), net. Interest income, net reflects income earned on deposits, net of cash and non-cash charges related to our outstanding debt and finance lease obligations.

Equity in loss of equity method investee. Equity in loss of equity method investee reflects our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024.

(Benefit) provision for income taxes. Represents federal, state, and local current and deferred income tax (benefit) expense.

Results of Operations for the Three Months Ended September 30, 2025 and, 2024

The following table presents selected comparative results of operations for the three months ended September 30, 2025 and 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended September 30,		Increase/(Decrease)
($ amounts in thousands)	2025	2024	Amount	%

Revenue	$50,418	$49,105	$1,313	2.7%
Restaurant operating expenses:
Food cost	17,538	15,442	2,096	13.6%
Payroll and benefits	14,390	14,977	(587)	(3.9)%
Occupancy expenses	5,427	4,116	1,311	31.9%
Operating expenses	6,174	5,728	446	7.8%
Depreciation and amortization	2,277	1,695	582	34.3%
Pre-opening costs	2,315	1,807	508	28.1%
Total restaurant operating expenses	48,121	43,765	4,356	10.0%
General and administrative	6,466	5,221	1,245	23.8%
Depreciation and amortization - corporate	41	31	10	32.3%
Gain on lease terminations	(471)	—	(471)	100.0%
Total costs and expenses	54,157	49,017	5,140	10.5%
(Loss) income from operations	(3,739)	88	(3,827)	(4348.9)%
Other loss	(39)	—	(39)	100.0%
Loss on foreign currency	—	—	—	100.0%
Interest income (expense), net	(121)	196	(317)	(161.7)%
Net (loss) income before income taxes	(3,899)	284	(4,183)	(1472.9)%
(Benefit) provision for income taxes	(271)	115	(386)	(335.7)%
Net (loss) income	(3,628)	169	(3,797)	(2246.7)%
Net (loss) income attributable to non-controlling interest	(3,062)	144	(3,206)	(2227.4)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(566)	$25	$(591)	(2363.9)%

	% of Revenue
	Three Months Ended September 30,
	2025	2024
Revenue	100%	100%
Restaurant operating expenses:
Food costs	34.8%	31.4%
Payroll and benefits	28.5%	30.5%
Occupancy expenses	10.8%	8.4%
Operating expenses	12.2%	11.7%
Depreciation and amortization	4.5%	3.5%
Pre-opening costs	4.6%	3.7%
Total restaurant operating expenses	95.4%	89.1%
General and administrative	12.8%	10.6%
Depreciation and amortization - corporate	0.1%	0.1%
Gain on lease terminations	(0.9)%	0.0%
Total costs and expenses	107.4%	99.8%
Income from operations	(7.4)%	0.2%
Other loss	(0.1)%	0.0%
Loss on foreign currency	0.0%	0.0%
Interest income (expense),net	(0.2)%	0.4%
Net (loss) income before income taxes	(7.7)%	0.6%
(Benefit) provision for income taxes	(0.5)%	0.2%
Net (loss) income	(7.2)%	0.3%
Net (loss) income attributable to non-controlling interest	(6.1)%	0.3%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(1.1)%	0.1%

Revenues. Revenues were $50.4 million for the three months ended September 30, 2025, compared to $49.1 million for the three months ended September 30, 2024, an increase of $1.3 million, or 2.7%. This reflects revenue increases due to having 57 restaurants open in the three months ended September 30, 2025 compared to 41 restaurants open in the three months ended September 30, 2024.

Food costs. Food costs were $17.5 million for the three months ended September 30, 2025, compared to $15.4 million for the three months ended September 30, 2024, an increase of $2.0 million, or 13.6%. The increase in food costs reflects inflationary cost increases and more restaurants in operation. As a percentage of revenue, food costs increased to 34.8% from 31.4%.

Payroll and benefits. Payroll and benefits costs were $14.4 million for the three months ended September 30, 2025, compared to $15.0 million for the three months ended September 30, 2024, a decrease of $0.6 million, or 3.9%, as the Company implemented labor efficiencies. As a percentage of revenue, payroll and benefits costs decreased from 30.5% to 28.5%.

Occupancy expenses. Occupancy expenses were $5.4 million for the three months ended September 30, 2025 compared to $4.1 million for the three months ended September 30, 2024, an increase of $1.3 million, or 31.9%. The increase in occupancy expenses reflects the addition of 16 new locations. As a percentage of revenue, occupancy expenses were 10.8% in the three months ended September 30, 2025 compared to 8.4% in the three months ended September 30, 2024.

Operating expenses. Operating expenses were $6.2 million for the three months ended September 30, 2025 compared to $5.7 million for the three months ended September 30, 2024, an increase of $0.4 million, or 7.8%, as expenses increased to support revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 12.2% in the three months ended September 30, 2025 and 11.7% in the three months ended September 30, 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.3 million for the three months ended September 30, 2025 and $1.7 million for the three months ended September 30, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.5% during the three months ended September 30, 2025 and 3.5% during the three months ended September 30, 2024, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $2.3 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024.This represents eight additional restaurants in development during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

General and administrative expenses. General and administrative expenses were $6.5 million for the three months ended September 30, 2025 compared to $5.2 million for the three months ended September 30, 2024, an increase of $1.3 million, or 23.8%. The increase is primarily due to additional marketing and personnel costs for the expansion of restaurants in development. As a percentage of revenue, general and administrative expenses increased from 10.6% for the three months ended September 30, 2024 to 12.8% for the three months ended September 30, 2025.

Gain on lease termination. During the third quarter of 2025, we recorded lease termination income of $0.5 million related to the closure of one restaurant.

Other loss. Consists of a legal settlement accrual in each period.

Interest income (expense), net. During the three months ended September 30, 2025, interest expense, net was $121 thousand compared to $196 thousand of interest income, net during the three months ended September 30, 2024. The net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction and the reduction of proceeds used for development of new restaurants.

Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024

	Nine Months Ended September 30,		Increase/(Decrease)
($ amounts in thousands)	2025	2024	Amount	%

Revenue	$162,795	$153,726	$9,069	5.9%
Restaurant operating expenses:
Food cost	55,422	50,110	5,312	10.6%
Payroll and benefits	49,140	47,491	1,649	3.5%
Occupancy expenses	15,639	12,799	2,840	22.2%
Operating expenses	18,005	16,185	1,820	11.2%
Depreciation and amortization	6,491	4,938	1,553	31.4%
Pre-opening costs	7,015	5,354	1,661	31.0%
Total restaurant operating expenses	151,712	136,877	14,835	10.8%
General and administrative	19,239	14,952	4,287	28.7%
Depreciation and amortization - corporate	111	89	22	24.7%
(Gain) loss on lease terminations	(471)	—	(471)	100%
Total costs and expenses	170,591	151,918	18,673	12.3%
(Loss) income from operations	(7,796)	1,808	(9,604)	(531.2)%
Employee retention credits	313	200	113	56.5%
Gain on remeasurement of previously held interest	—	3,402	(3,402)	(100.0)%
Other loss	(339)	—	(339)	100%
Loss on foreign currency	(14)	—	(14)	100%
Interest income (expense), net	7	734	(727)	(99.0)%
Equity in loss of equity method investee	—	(17)	17	(100.0)%
(Loss) income before income taxes	(7,829)	6,127	(13,956)	(227.8)%
(Benefit) provision for income taxes	(540)	198	(738)	(372.7)%
Net (loss) income	(7,289)	5,929	(13,218)	(222.9)%
Net (loss) income attributable to non-controlling interest	(6,162)	5,133	(11,295)	(220.0)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(1,127)	$796	$(1,923)	(241.6)%

	% of Revenue
	Nine Months Ended September 30,
	2025	2024

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	34.0%	32.6%
Payroll and benefits	30.2%	30.9%
Occupancy expenses	9.6%	8.3%
Operating expenses	11.1%	10.5%
Depreciation and amortization	4.0%	3.2%
Pre-opening costs	4.3%	3.5%
Total restaurant operating expenses	93.2%	89.0%
General and administrative	11.8%	9.7%
Depreciation and amortization - corporate	0.1%	0.1%
(Gain) loss on lease terminations	(0.3)%	0%
Total costs and expenses	104.8%	98.8%
(Loss) income from operations	(4.8)%	1.2%
Employee retention credits	0.2%	0.1%
Gain on remeasurement of previously held interest	0.0%	2.2%
Other loss	(0.2)%	0.0%
Loss on foreign currency	(0.0)%	0.0%
Interest income (expense), net	0.0%	0.5%
Equity in loss of equity method investee	0.0%	(0.0)%
(Loss) income before income taxes	(4.8)%	4.0%
(Benefit) provision for income taxes	(0.3)%	0.1%
Net (loss) income	(4.5)%	3.9%
Net (loss) income attributable to non-controlling interest	(3.8)%	3.3%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(0.7)%	0.5%

Revenues. Revenues were $162.8 million for the nine months ended September 30, 2025, compared to $153.7 million for the nine months ended September 30, 2024, an increase of $9.0 million, or 5.9%. This reflects increased revenue from having 16 additional restaurants open in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Food costs. Food costs were $55.4 million for the nine months ended September 30, 2025, compared to $50.1 million for the nine months ended September 30, 2024, an increase of $5.3 million, or 10.6%. The increase in food costs reflects inflationary cost increases and more restaurants in operation. As a percentage of revenue, food costs increased from 32.6% to 34.0%.

Payroll and benefits. Payroll and benefits costs were $49.1 million for the nine months ended September 30, 2025, compared to $47.5 million for the nine months ended September 30, 2024, an increase of $1.6 million, or 3.5%. The increase in payroll and benefits costs reflects the staffing needs to support the higher customer volumes from new and existing restaurants as well as inflationary payroll increases. As a percentage of revenue, payroll and benefits costs decreased from 30.9% to 30.2%.

Occupancy expenses. Occupancy expenses were $15.6 million for the nine months ended September 30, 2025 compared to $12.8 million for the nine months ended September 30, 2024, an increase of $2.8 million, or 22.2%. The increase in occupancy expenses reflects the addition of 15 new locations. As a percentage of revenue, occupancy expenses were 9.6% in the nine months ended September 30, 2025 compared to 8.3% in the nine months ended September 30, 2024.

Operating expenses. Operating expenses were $18.0 million for the nine months ended September 30, 2025 compared to $16.2 million for the nine months ended September 30, 2024, an increase of $1.8 million, or 11.2%, as expenses increased to support revenue growth and reflected inflationary costs increases. As a percentage of revenue, operating expenses were 11.1% for the nine months ended September 30, 2025 compared to 10.5% for the nine months ended September 30, 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $6.5 million for the nine months ended September 30, 2025 and $4.9 million for the nine months ended September 30, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.0% during the nine months ended September 30, 2025 and 3.2% during the nine months ended September 30, 2024, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $7.0 million for the nine months ended September 30, 2025 compared to $5.3 million for the nine months ended September 30, 2024. This increase was due to more restaurants under development in 2025 than in 2024.

General and administrative expenses. General and administrative expenses were $19.2 million for the nine months ended September 30, 2025 compared to $15.0 million for the nine months ended September 30, 2024, an increase of $4.3 million, or 28.7%. The increase is primarily due to additional marketing and personnel costs in expansion of restaurants in development.

Gain on lease termination. During the third quarter of 2025, we recorded lease termination income of $0.5 million related to the closure of one restaurant.

Employee retention credits. During the nine months ended September 30, 2025 and 2024, we received approximately $0.3 million and $0.2 million, respectively, in employee retention credits from the IRS.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Other loss. Consists of a legal settlement accrual in each period.

Interest income (expense), net. During the nine months ended September 30, 2025 and 2024, interest income was $7 thousand and $0.7 million, respectively .

Equity in loss of equity method investee. We did not have any equity investments during 2025. We had $17 thousand in equity in loss of equity method investee during the nine months ended September 30, 2024. During February 2024, the remaining ownership interest in GKBH was acquired and operations were consolidated as of the date of acquisition, February 18, 2024.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

EBITDA:
Net (loss) income	$(3,628)	$169	$(7,289)	$5,929
Net Income Margin	(7.2)%	0.3%	(4.5)%	3.9%
Interest income (expense), net	121	(196)	(7)	(734)
(Benefit) provision for income taxes	(271)	115	(540)	198
Depreciation and amortization	2,318	1,726	6,602	5,027
EBITDA	$(1,460)	$1,814	$(1,234)	$10,420
EBITDA Margin	(2.9)%	3.7%	(0.8)%	6.8%

Adjustments to EBITDA:
EBITDA	$(1,460)	$1,814	$(1,234)	$10,420
Stock-based compensation expense(1)	734	734	2,202	2,252
Employee retention credits (2)	-	—	(313)	(200)
Litigation accrual (3)	39	—	339	—
Non-cash lease expense (4)	195	119	413	495
Non-cash lease expense related to pre-opening costs (5)	718	769	1,922	1,711
Gain on remeasurement of previously held interest (6)	—	—	—	(3,402)
Adjusted EBITDA	$226	$3,436	$3,329	$11,276
Adjusted EBITDA Margin	0.4%	7.0%	2.0%	7.3%

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

(Loss) income from Operations	$(3,739)	$88	$(7,796)	$1,808
(Loss) Income Margin from Operations	(7.4)%	0.2%	(4.8)%	1.2%
Depreciation and amortization	2,318	1,726	6,602	5,027
Pre-opening costs	2,315	1,807	7,015	5,354
General and administrative	6,466	5,221	19,239	14,952
Non-cash lease expense	195	119	413	495
Restaurant-Level Adjusted EBITDA	$7,555	$8,961	$25,473	$27,636
Restaurant-Level Adjusted EBITDA Margin	15.0%	18.2%	15.6%	18.0%

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

The following table reconcile net (loss) income to Adjusted net income and Adjusted net income per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Net (loss) income	$(3,628)	$169	$(7,289)	$5,929
Pre-opening costs	2,315	1,807	7,015	5,354
Gain on remeasurement of previously held interest	—	—	—	(3,402)
Stock-based compensation	734	734	2,202	2,252
Legal settlement	39	—	339	—
Tax impact of adjustments	(145)	(102)	(408)	(169)
Adjusted Net (loss) income	(685)	2,608	1,859	9,964
Less: Adjusted net (loss) income attributable to non-controlling interest	(578)	2,258	1,569	8,629
Adjusted net (loss) income attributable to GEN Restaurant Group, Inc.	(107)	349	290	1,335

Adjusted Net (loss) income attributable to Class A common stock per share - basic and diluted	$(107)	$349	$290	$1,335

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,245	4,861	5,131	4,585

Adjusted Net (loss) income per share of Class A common stock - basic and diluted	$(0.02)	$0.07	$0.06	$0.29

Liquidity and Capital Resources

As of September 30, 2025 we had $4.8 million of cash and ($27.3) million of working capital deficit, which is calculated by subtracting current liabilities from current assets, compared with $23.7 million in cash and ($7.2) million of working capital deficit as of December 31, 2024. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering price per share sold in the IPO was $12.00 per share, resulting in aggregate net proceeds of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. During the first nine months of 2025, we opened 15 new restaurants which were all self-funded. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

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

Dividends

During May 2025, our Board of Directors declared a $0.03 per share dividend distribution on our outstanding common stock for shareholders of record as of June 9, 2025, which was paid on June 23, 2025, resulting in an aggregate total payment for all dividends of $988 thousand.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$3,840	$10,519
Net cash used in investing activities	(22,523)	(22,658)
Net cash used in financing activities	(273)	1,561

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2025 was $3.8 million, the result of net loss of $7.3 million, adjusted by non-cash charges of depreciation and amortization of $6.6 million, amortization of operating lease assets of $5.0 million, and stock-based compensation expense of $2.2 million. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $1.7 million.

Net cash provided by operating activities during the nine months ended September 30, 2024 was $10.5 million, the result of net income of $5.9 million, adjusted by non-cash charges of depreciation and amortization of $5.0 million, and amortization of operating lease assets of $5.4 million, stock-based compensation of $2.2 million and a reduction related to the gain on the acquisition of the remaining ownership interest in GKBH. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $4.6 million.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $22.5 million, reflecting the purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2024 was $22.7 million, reflecting $16.7 million for the purchase of property and equipment and a $6.0 million payment for the acquisition of the remaining ownership interest in GKBH.

Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 was $0.3 million, primarily due to payments of $5.0 million on the line of credit and third party notes payable, $800 thousand in distributions paid on non-controlling interests, $200 thousand on the repurchase of common stock, and $200 thousand in dividends paid on common stock, partially offset by proceeds from third party loans of $6.0 million.

Net cash used in financing activities during the nine months ended September 30, 2024 was $1.6 million, primarily due to proceeds from third party loans of $3.0 million, partially offset by payments to members and repayments of third party loans.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2025, the effect of exchange rate changes on cash and cash equivalents primarily reflects the translation impact from fluctuations in the value of the South Korean won relative to the U.S. dollar. During the period, the won experienced modest depreciation against the U.S. dollar, resulting in a loss on foreign currency translation of $74 thousand compared to $0 in the comparative period.

Material Cash Requirements

As of September 30, 2025, we had $13.3 million in contractual obligations relating to debt, including EIDL loans payable. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operation lease obligations, See “Note 10 - Leases” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Operating and Finance Leases

Our office leases provide for fixed minimum rent payments. Our restaurant leases provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when earned and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expenses are included in the occupancy expenses line item, while office lease expenses are included in the general and administrative expenses line item in the accompanying condensed consolidated statements of Comprehensive Income (Loss).

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

Foreign Currency Exchange Risk

We have exposure to foreign currency exchange rate fluctuations from operations in South Korea. To date, the impact has not been material to our results.

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, including the first nine months of 2025, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Interest Rate Risk

We are exposed to market interest rates by accessing our line of credit and our $6.3 million of outstanding loans from PCB Bank, which bear interest at the Wall Street Journal Prime Rate plus 0.25%.

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

Based on this evaluation, our management concluded that our disclosure controls and procedure were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended September 30, 2025.

Item 6. Exhibits.

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

GEN Restaurant Group, Inc.

Date: November 7, 2025	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Thomas V. Croal
Thomas V. Croal
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)