Form 10-K
period 2025-12-31
GEN Restaurant Group, Inc.
filed 2026-03-31
CIK 1891856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2025 was $20,803.938.

As of March 24, 2026, there were outstanding 5,364,141 shares of the Registrant’s Class A Common Stock and 27,559,810 shares of the Registrant’s Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated information by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
our ability to expand our ready-to-cook product offerings;
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

PART I

Item 1. Business.

Company Overview

GEN Inc. is one of the largest Asian casual dining restaurant concepts by total revenue in the United States. During 2025, we expanded our footprint with partnerships with grocery stores to offer our ready-to-cook meals at over 800 locations, with expected expansion to 1,500 to 2,500 grocery stores in 2026. We offer an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 57 company-owned restaurants, as of December 31, 2025, located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon, North Carolina, Washington, New Jersey, Florida and South Korea. Our restaurants have modern decor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants. On February 18, 2024, the Company purchased the other 50% of GKBH and other rights and the Company now controls 100% of this equity investment, GKBH restaurant.

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

Our Strengths

•
Unlimited Orders at One Affordable, All-Inclusive Price. Our guests can order unlimited quantities of food for a fixed price generally ranging from $20.95 to $20.99 for lunch and $29.99 to $33.95 for dinners as of December 31, 2025, except for $35.95 for dinner at the Miracle Mile at Las Vegas, NV location and $27.95 for lunch, $33.95 for regular dinner and $37.95 for late dinner at the Manhattan, NY location. Our affordable price points make our concept accessible to multiple demographics and allow our guests to discover a variety of traditional Korean and Korean-American fusion dishes at a fixed price compared to the a la carte pricing found at other casual dining restaurants.
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

Our Growth Strategies

Open Additional Restaurants in New and Existing Markets. Since opening our original restaurant in Tustin, California in 2011, we have successfully opened profitable new restaurants throughout Southern and Northern California, and in Arizona, Florida, Hawaii, North Carolina, New Jersey, New York, Nevada, Oregon, Texas, Washington, and South Korea. We intend to leverage our expertise opening new restaurants to expand further into new geographies with the same rigorous and thoughtful new site and restaurant build-out process that we have successfully demonstrated in the past. During 2023, we opened six restaurants in: Cerritos, California (opened on April 4, 2023), Chandler, Arizona, (opened on June 1, 2023), Fort Lauderdale, Florida (opened on June 10, 2023), Westheimer (Houston), Texas (opened on October 26,2023), Kapolei, Hawaii (opened on November 18, 2023), and Arlington, Texas (opened on December 21, 2023). In 2024, we opened six restaurants in: Dallas, Texas (opened on February 23, 2024), Seattle, Washington (opened on March 1, 2024), Jacksonville, Florida (opened on April 12, 2024), Maui, Hawaii, (opened on September 23, 2024), Pflugerville, Texas (opened on October 18, 2024) and Tigard, Oregon (opened on October 19, 2024).

During 2025, we opened 15 restaurants in: Orlando, Florida (opened on January 18, 2025), Edison, New Jersey (opened on January 23, 2025), San Antonio, Texas (opened on January 31, 2025), Austin, Texas (opened on March 12, 2025), Cary, North Carolina (opened on March 22, 2025) Kan Sushi in Austin, Texas (opened on April 1, 2025), Waco, Texas (opened on July 6, 2025) El Paso, Texas (opened on July 29, 2025) San Diego, California (opened on September 24, 2025), and six restaurants in South Korea.

Subsequent to December 31, 2025, the Company has opened two restaurant in Denton, Texas and Tucson, Arizona.

We have signed 18 leases for new locations as of December 31, 2025. In addition to the two restaurants we opened in January and March 2026, we currently expect to open four to eight other locations during 2026.

We entered into international expansion with South Korea with six Company-owned locations openings in 2025.

During 2023, we opened six restaurants with average Net Build-Out Costs of approximately $2.1 million. During 2024, we opened six restaurants with average Net Build-Out Costs of approximately $2.2 million. Going forward, we are targeting average Net Build-Out Costs of less than $3.0 million with AUV’s ranging from $4.0 to $5.0 million for our new restaurant units, resulting in a target Payback Period of less than three years, which may vary depending on the specific market. The combination of our strong expertise in constructing new restaurants and tremendous white space opportunity positions us well to expand our concept into new markets.

Increase Restaurant Sales and Profitability. We initiated a modest price increase near the end of the fourth quarter of 2024 with no discernable change in guest behavior. We also initiated a modest price increase during February 2026 in most of our restaurants. We plan to continue to analyze and monitor price receptivity from our customers, and we believe there may be additional opportunities to implement modest price increases in the future with no material impact on customer traffic. Additionally, our strong supply chain capabilities and ability to operate with a limited number of employees have allowed us to control our costs. We continually look to invest in new technologies through rigorous testing and analyses to further improve and maintain an optimal cost structure, as well as to enhance our dining experience.

Selectively Pursue Wholesale Opportunities. With the favorable pricing terms we have established with our suppliers and distributors, during the COVID-19 pandemic we were able to continue providing a limited number of guests with our high-quality meats by introducing temporary bulk purchase options in 21 of our restaurants. We have engaged with national food retailers to offer our ready-to-cook meats. The COVID-19 pandemic served as an opportunity to not only assess the viability of a wholesale segment, but also to begin exploring other new service offerings we may be able into introduce to our existing business.

Restaurant Management

Restaurant Management and Employees. As of December 31, 2025, on average, each of our restaurants employed a total of 70 full-time and part-time employees who are managed by a general manager. The actual number of personnel that work during a given shift varies depending on the day, as well as time. During any given shift, restaurants are typically staffed with one kitchen manager, two to four hosts, four to ten servers, four to five food preparers, one to two cashiers, two to three bussers, up to seven food runners, and three to four dishwashers.

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

Our Suppliers

We acquire certain food products and supplies from third-party vendors and suppliers, and we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as the embedded grills in our tables. We do not currently have written contracts with any of these suppliers. See “Part III, Item 13, “Certain Relationships and Related Person Transactions, and Director Independence” for additional information on our relationship with suppliers controlled by certain of our affiliates..

During the fourth quarter of 2023 we entered into an agreement with Sysco to purchase certain food products for a period of three years. Sysco accounted for approximately 57.4% and 76.3% of food costs for the year 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, two third-party vendors accounted for 32.5% and 24.2% of total food costs, respectively.

Management Information and Systems

We use Revel for our point-of-sale (POS) system, a system designed for the restaurant industry. Our Revel POS system allows us to seamlessly track and monitor our sales, food and beverage costs and inventory levels. This system is integrated with the handheld tablets our staff use to take guest orders and process payments, and it includes customizable features which provide data that allow us to better understand our guest dining preferences. We use a combination of Automatic Data Processing, Inc. and Toast, Inc. software for our payroll and human resources systems. We have partnered with Yelp to allow our guests to check-in ahead of their visits in order reduce wait times they may otherwise encounter. Since 2025, we have utilized NetSuite’s accounting system to support the continued expansion of our restaurant portfolio. We rely on all of our third-party systems and application providers to protect the information of our customers and employees.

Our Industry

The global visibility and influence of Korean culture continues to grow across all demographics, with particularly strong engagement among Millennials and Gen Z, and is expected to drive increased demand for Korean dining experiences. In the United States, the number of Korean restaurant locations grew by 10% in 2024, with expansion across both full-service and quick-service segments, driven by rising consumer interest in flavors that are bold, shareable, and social-media friendly. According to industry research, 450 new Korean restaurant locations opened in the U.S. since 2018, with significant concentrations in major markets like Los Angeles, San Francisco, and New York City. Other trend favorites-including Korean corn dogs, ramen, kimchi, and Korean-inspired sauces- have surged in popularity. The United States has now become the largest global market for Korean food franchises, with more than 1,100 Korean-brand outlets, a more than 100% increase over the past five year, underscoring the strong and sustained momentum of Korean culinary trends.

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

As of December 31, 2025, we had approximately 2,700 employees. Of those 375 are employed on a full-time basis. Approximately 37% of our workforce is female and 63% is male. Our senior leadership team (Vice President level and above) is 83% male and 17% female, while manager roles are approximately 64% male and 36% female. Our existing employees typically recruit new team members, although we may use outside recruiting support in selected circumstances.

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

Name	Age	Position
David Kim	57	Chief Executive Officer and Director
Thomas V. Croal	65	Chief Financial Officer

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
•
Significant reliance on the continued proper operation of our equipment, such that any mechanical failure could prevent us from effectively operating our restaurants.
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
•
The Internal Revenue Service, (the “IRS”), might challenge the tax basis step-ups and other tax benefits we receive in connection with this offering and the related transactions and in connection with future acquisitions of GEN LLC units.
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

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In 2024 and 2025, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. From 2024 to 2025, food costs as a percentage of sales increased from 33.0% to 34.6% and payroll and benefits costs as a percentage of sales decreased from 30.9% to 30.4%. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business through 2026. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted by menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened 15 and six new restaurants in 2025 and 2024, respectively. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

As of December 31, 2025, we operated restaurants in eleven states: California, Arizona, Florida, Hawaii, North Carolina, New Jersey, New York, Nevada, Oregon, Texas, and Washington. We opened 15 new restaurants in 2025, including six in South Korea, and we plan to increase the number of our restaurants in the next several years as part of our expansion strategy. We may open restaurants in markets where we have limited or no operating experience, which involves significant capital investment and could cause our operating results to fluctuate unpredictably or adversely affect our business, financial condition, or results of operations.

Restaurants we open in new markets may take longer to reach expected sales and profitability, may incur higher construction, occupancy, or operating costs, and may face competitive conditions, consumer preferences, and spending patterns that are more difficult to predict. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition, and results of operations.

The U.S. government has adopted new approaches to trade policy, and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on most foreign goods and has threatened to impose significant tariff increases or expand the tariffs to capture other countries and types of goods. Tariffs on imports from nations from whom we procure are likely to increase the difficulty and cost of our operations, and/or could require us to incur costs to transition to alternative suppliers. Future tariff increases, expanding the tariffs to cover other countries or other changes in U.S. trade policy could exacerbate these challenges.

Further increasing uncertainty related to trade policies, on February 20, 2026, the U.S. Supreme Court ruled against the U.S. presidential administration’s use of tariffs under the International Emergency Economic Powers Act ("IEEPA"). However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, and not all tariffs announced throughout 2025 were impacted by this U.S. Supreme Court decision. Additionally, in response to the U.S. Supreme Court ruling, the U.S. presidential administration imposed a new worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions by the U.S. presidential administration or others, represents a significant source of uncertainty.

In addition, in response to these tariffs, other countries have threatened, announced or implemented retaliatory tariffs on U.S. goods. Political tensions and uncertainty as a result of rapidly changing trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition and results of operations.

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

The level of comparable restaurant sales change, which represents the change in year-over-year sales for restaurants open for at least 18 full months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our sales initiatives, such as our initiatives to increase online and to-go sales, review our beverage program to increase beverage sales and to review operational efficiencies to increase the customer flow in our restaurants. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales change or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparable Restaurant Sales Change.”

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

As of December 31, 2025, we operated 57 restaurants. We opened 15 and six new restaurants in 2025 and 2024, respectively. The capital resources required to develop each new restaurant are significant. During 2023 and 2024, we opened twelve restaurants total with average Net Build-Out Costs of approximately $2.2 million. We are targeting average net build-out costs of less than $3.0 million for new restaurants. However, actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. Our estimates for improvements, fixtures and furnishings may also be incorrect, which may cause us to incur certain impairment charges. Our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, a delay or cancellation in the planned opening of a restaurant, or any combination of the preceding factors could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated, and we could be negatively affected by conditions specific to our markets.

As of December 31, 2025, approximately 42% of our domestic restaurants are located in California, with 30% of our restaurants located in Southern California specifically. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in these markets compared to other chain restaurants with a national footprint.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment used in our restaurants, such as the embedded grills in our tables. Fast Fabrications, LLC and Ignite Enterprises, LLC, which provide services related to restaurant interior construction and travel, respectivelyare controlled by parties affiliated with the Company. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional information on our relationship with these suppliers. We do not currently control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. In addition, we did not have written contracts with any of any suppliers until the third quarter of 2023. During the third quarter of 2023, we signed a contract with a specific vendor, Sysco Los Angeles, Inc. (“Sysco”), for most of our restaurant food products. If Sysco is unable to satisfy our product requirements and we turn to another supplier, they may demand terms that are more advantageous to them at a higher cost to us. Sysco accounted for approximately 57.4% and 76.3% of food costs for the years 2025 and 2024, respectively. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, if our informal arrangements with our suppliers break down or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause one or more of our restaurants to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. In addition, because we provide moderately priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could materially adversely affect our business, financial condition or results of operations.

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

The restaurant and retail industries are intensely competitive, and we face many well-established competitors. We compete within each market with national and regional restaurant and retail chains and locally owned restaurants and retailers. We face significant competition from a variety of casual dining restaurants offering both Asian and non-Asian cuisine, as well as takeout offerings from grocery stores and other outlets where Asian food is sold. These segments are highly competitive with respect to, among other things, product quality, dining experience, ambience, location, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new locations. These competitors may have, among other things, chefs who are widely known to the public, which may generate more notoriety for those competitors as compared to our brand. We also compete with many restaurant and retail establishments for site locations and restaurant-level employees.

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

We face competition as a result of the convergence of grocery, deli, retail, and restaurant services, particularly in the supermarket industry. We also face competition from various off-premise meal replacement offerings, including, but not limited to, the rapid growth of home meal kit delivery, third party meal delivery, and catering by our competitors. Moreover, our competitors can harm our business even if they are not successful in their own operations by taking away customers or employees through aggressive and costly advertising, promotions or hiring practices. We anticipate that intense competition will continue with respect to all of the factors described above.

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

We cannot guarantee that our internal controls and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of food-borne illnesses such as salmonella, E. coli and hepatitis A. In addition, there is no guarantee that our restaurant locations will maintain the internal controls and training we require at our restaurants. Furthermore, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party vendors and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, could materially adversely affect our business, financial condition or results of operations.

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

We rely significantly on the continued proper operation of our equipment, and any mechanical failure could prevent us from effectively operating our restaurants.

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

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), mini-blogs, chat platforms, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

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

Further, environmental laws, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could materially adversely affect our business, financial condition or results of operations.

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

In recent years our company and other restaurant companies have been subject to lawsuits alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters, and some restaurants have been subject to class action lawsuits in respect of such matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been brought alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers and failure to pay for all hours worked. We have been named in lawsuits like this, and there can be no assurance that we will not be named in any such lawsuits in the future or that we would not be required to pay substantial expenses and/or damages.

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

GEN Inc. is a holding company and, its only business is to act as the managing member of GEN LLC, and its only material assets are Class A units representing approximately 12.8% of the membership interests of GEN LLC (the underwriters exercised their option to purchase additional shares of Class A common stock in full) as of the transaction date. As of December 31, 2025, the Class A units represent approximately 16.0% of the membership interests of GEN LLC. GEN Inc. does not have any independent means of generating revenue. We anticipate that GEN LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of GEN LLC. Accordingly, GEN Inc. will be required to pay income taxes on its allocable share of any net taxable income of GEN LLC. We intend to cause GEN LLC to make distributions to each of its members, including GEN Inc., in an amount intended to enable each member to pay applicable taxes on taxable income allocable to such member and to allow GEN Inc. to make payments under the Tax Receivable Agreement, which are expected to be substantial. In addition, GEN LLC will reimburse GEN Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, GEN Inc. shall receive a tax distribution calculated using the corporate rate before the other members receive any distribution and the balance of funds available for distribution, if any, shall be distributed to the other members accordance with the GEN LLC Agreement. To the extent that GEN Inc. requires additional capital, and GEN LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect GEN Inc.’s ability to pay taxes and other expenses, including payments under the

Tax Receivable Agreement, and affect our liquidity and financial condition. In addition, although we do not currently expect to pay dividends, such restrictions could affect our ability to pay any dividends, if declared.

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

Pursuant to a registration rights agreement, holders of our Class B common stock have rights to require us to file registration statements covering the sale of shares of Class A common stock issuable upon exchange of the corresponding Class B units or to include such shares in registration statements that we may file for ourselves or other stockholder, and accordingly, we filed a registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), to register 28,223,836 shares of Class A common stock in May 2025. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

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

Our charter documents and the DGCL could discourage takeover attempts and other corporate governance changes.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the DGCL confers jurisdiction upon the Court of Chancery. In addition, our amended and restated certificate of incorporation provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

We have a $20.0 million revolving line of credit with Pacific City Bank. As of December 31, 2025, the aggregate principal amount of our debt outstanding under this line of credit was $1.0 million, although we have the ability to increase borrowings under this line of credit, subject to satisfaction of the conditions contained in the loan agreement. On January 12, 2026, the Company paid the $1.0 million balance on the line of credit.

We have outstanding Economic Injury Disaster Loans, (“EIDL”), in the aggregate amount of $4.3 million, due in 2050 and 2051. We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our growth.

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

Our management developed and implemented remediation plans, including operation improvements designed to limit journal entries as well as implementation of an accounting system with a closed architecture. The material weaknesses was considered remediated when, after design and implementation, management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will maintain the changes management put into place, and any new ones as determined to be appropriate. If remediation is not maintain, material weaknesses could result in further material misstatements to our annual or interim financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. In the future, if we are unable to assert that our internal control over financial reporting is effective, or if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the Company’s internal control over financial reporting, when required in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by the Exchange, the Securities and Exchange Commission, (the “SEC”), or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company” and a “smaller reporting company” and as a result of the reduced disclosure requirement applicable to emerging growth companies and smaller reporting companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (“JOBS”) Act, and a “smaller reporting company,” as defined under the Exchange Act. As an emerging growth company and a smaller reporting company, we are permitted to follow reduced disclosure requirements compared to those of public companies that are not emerging growth companies or smaller reporting companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our voting and non-voting common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (and we have been a public company for at least 12 months and have filed at least one annual report on Form 10-K). For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes- Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We were required to provide an annual management report on the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K (December 31, 2024). Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

California also enacted legislation affording consumers expanded privacy protections: the California Consumer Privacy Act of 2018, or CCPA, went into effect as of January 1, 2020 and was subject to enforcement starting July 1, 2020. Additionally, the California Attorney General issued CCPA regulations that add additional requirements on businesses. The potential effects of this legislation and the related CCPA regulations may require us to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents (including employees) expanded rights to transparency, access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is collected and used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023, with enforcement beginning on March 29, 2023. The CPRA significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in efforts to comply. The enactment of the CCPA and CPRA is prompting similar legislative developments in other states in the United States, which could create the potential for a patchwork of overlapping but different state laws, and is inspiring federal legislation.

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

Item 2. Properties.

As of December 31, 2025, there were 57 restaurants owned and operated by GEN Inc. Our main office is located at 11480 South Street, Suite 205, Cerritos, CA 90703 and our telephone number is (562) 356-9929. We lease our main office and substantially all of the properties in which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 1. “Organization and Description of Business” and Note 11. “Leases” in our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

In addition to the six restaurants in South Korea, the table below shows the U.S. locations of our restaurants as of December 31, 2025:

City	State	Opened	City	State	Opened
Tustin	CA	Sep-11	Westgate	CA	Jan-18
Huntington Beach	CA	Nov-12	San Diego	CA	May-18
Alhambra	CA	Dec-12	Mountain View	CA	Nov-18
Oxnard	CA	Jun-13	Sacramento	CA	Mar-19
Cerritos	CA	Jan-14	Pearlridge	HI	Apr-19
Torrance	CA	Aug-14	Frisco	TX	Jun-19
Rancho Cucamonga	CA	Dec-14	Houston	TX	Oct-19
San Jose	CA	Aug-15	Webster	TX	May-22
West Covina	CA	Sep-15	Las Vegas/Miracle Mile	NV	Jun-22
Corona	CA	Dec-15	New York	NY	Dec-22
Northridge	CA	Dec-15	Cerritos	CA	Apr-23
Chino Hills	CA	Apr-16	Chandler	AZ	Jun-23
Carrollton	TX	Sep-16	Fort Lauderdale	FL	Jun-23
Honolulu	HI	Mar-17	Westheimer	TX	Oct-23
Glendale	CA	Mar-17	Kapolei	HI	Nov-23
Fullerton	CA	Jul-17	Arlington	TX	Dec-23
Fremont	CA	Aug-17	Seattle	WA	Mar-24
Tempe	AZ	Sep-17	Jacksonville	FL	Apr-24
Las Vegas/Sahara	NV	Dec-17	Pflugerville	TX	Oct-24
Dallas	TX	Feb-24	Maui	HI	Sep-24
Concord	CA	Jan-18	Tigard	OR	Oct-24
Edison	NJ	Jan-25	Orlando	FL	Jan-25
Austin/Kan Austin	TX	Mar-25	San Antonio	TX	Jan-25
Waco	TX	Jul-25	Cary	NC	Mar-25
La Jolla	CA	Sep-25	El Paso	TX	Jul-25

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

As of February 19, 2026, there were approximately 12 shareholders of record. This does not include persons whose stock is held in nominee or “street name” accounts through brokers.

Dividend Policy

We are not required to pay any dividends, but we did declare and pay a special cash dividends on our common stock during 2025. However, we do not presently have a plan to pay cash dividends on our Class A common stock in the future. Payment of future cash dividends, if any, will be at discretion of our Board after taking into account various factors, including our financial condition, operating results, the current and anticipated cash needs, outstanding indebtedness, plans for expansion and restrictions imposed by our debt arrangements, if any.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes of GEN Inc., included in Part II, Item 8 of this Annual Report on Form 10-K, which includes GEN Restaurant Companies, LLC (the “Operating Company”) for the year ended December 31, 2025 and 2024. The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the IPO and related transactions described in this Form 10-K and GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the IPO and related transactions.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since opening of our first restaurant in September 2011 we have grown to 57 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon, New Jersey, Washington, North Carolina, Florida and six stores in South Korea. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across the restaurants.

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

Business Trends

Although we temporarily paused our new restaurant opening plans during the COVID-19 pandemic, our long-term growth strategy is to continue to open new restaurants in locations that we believe will achieve profitability levels consistent with our pre-pandemic experience. During 2022, we opened three new restaurants, and we opened six new restaurants during each of 2023 and 2024. During the year 2025, we opened 15 new restaurants, including six in South Korea. Subsequent to December 31, 2025, we opened two new restaurants in Tucson, AZ and Denton, TX. In addition to these opening, as of December 31, 2025 we have entered into leases for 18 new restaurant locations, with openings planned during 2026 and thereafter. The 15 restaurants opened during 2025 are located in Orlando, FL, Edison, NJ, San Antonio TX, Cary, NC, Waco, TX, El Paso, TX, La Jolla, CA and two in Austin, TX. In addition to the Tucson, AZ restaurant we opened in January 2026 and the Denton, TX restaurant we opened in March 2026 , we currently expect to open four to eight other locations during 2026. Additionally, we expanded internationally into South Korea with six Company-owned locations in 2025. Future sales and profitability levels of our restaurants and our ability to successfully implement our growth strategy in the near term, however, remain uncertain.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a $20 million line of credit with PCB bank. The line of credit matures on September 25, 2026 and bears interest at a variable rate per annum equal to 7.0% as of December 31, 2025. As of December 31, 2025 the balance was $1.0 million. On January 12, 2026, the Company paid the $1.0 million balance.

During the third quarter of 2024, the Company entered into a loan agreement with PCB Bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% and 7.75% as of December 31, 2025 and 2024, respectively. The balance as of December 31, 2025 and 2024 was $0.7 million and $2.3 million, respectively.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.00% as of December 31, 2025. The Company makes quarterly payments in the amount of $250,000, in addition to monthly interest payments. The balance as of December 31, 2025 was $1.3 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Index rate (prime rate), which equals 7.00% as of December 31, 2025. The balance as of December 31, 2025 was $3.2 million.

On October 27, 2025, the Company entered into a loan agreement of $4.0 million with PCB Bank. The loan matures on October 27,2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at December 31, 2025. The balance as of December 31, 2025 was $4.0 million.

The Company impaired fixed assets related to five restaurants in 2025, primarily related to closure decisions on underperforming restaurants. Impairment is based on our current assessment of the expected future cash flows of of various restaurants based on recent results and other specific market factors. During the year ended December 31, 2025, the Company recognized the impairment expense on fixed assets of $5.5 million.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net (Loss) Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted Net (Loss) Income attributable to Class A common stock per share - basic and diluted, Adjusted earnings (loss) per share, (“EPS”), Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net (Loss) Income Margin

Net Income Margin is net income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest income (expense), net, income taxes, depreciation and amortization, stock-based compensation, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense included in pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Adjusted Net (Loss) Income and Adjusted EPS

Adjusted Net (Loss) Income and Adjusted EPS represent net (loss) income adjusted for pre-opening costs, gain on remeasurement of previously held interest, stock based compensation, legal settlements, and the related tax impact of the adjustments. Adjusted Net (Loss) Income attributable to Class A common stock per share-basic and diluted, is Adjusted Net (Loss) Income less Adjusted Net (Loss) Income attributable to non-controlling interest. “Adjusted EPS” is Adjusted Net (Loss) Income attributable to Class A common stock per share-basic and diluted, converted to a per share amount. Adjusted Net (Loss) Income, Adjusted Net (Loss) Income attributable to Class A common stock per share-basic and diluted, and Adjusted EPS are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risk and limitations, see “Non-GAAP Financial Measures.”

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

Restaurant-Level Adjusted EBITDA is (loss) income from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expenses, and non-cash lease expense. Non-cash items such as charges for asset impairments and asset disposals are not included in Restaurant-Level Adjusted EBITDA. Restaurant-Level Adjusted EBITDA Margin is the calculation of Restaurant-Level Adjusted EBITDA divided by revenue. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

The following table shows the AUV for the years ended December 31, 2025 and 2024:

	Twelve months ended December 31,
	2025	2024
(in thousands)
Average Unit Volume	$5,068	$5,457

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

	Twelve months ended December 31,
	2025	2024
Comparable restaurant sales change (%)	(7.9)%	(5.6)%
Comparable restaurant base	38	33

Since opening new restaurants is expected to be a significant component of our sales growth, comparable restaurant sales change is only one measure of how we evaluate our performance.

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the years ended December 31, 2025 and 2024:

	Twelve months ended December 31,
	2025	2024
Restaurant activity
Beginning of period	43	37
Openings	15	6
Closings	(1)	—
End of period	57	43

During 2026, we opened two new restaurants: in Tucson, Arizona and Denton, Texas.

Revenue Per Square Foot

“Revenue per square foot” means the restaurant sales for all restaurants opened a full 18 months before the end of the 18 month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the year ended December 31, 2025 and 2024:

	Twelve months ended December 31,
	2025	2024
Revenue per square foot	$718	$801

Components of Results of Operations

Revenues. Revenues represent sales of food and beverages in restaurants and, to a minor extent, through our online portal. Restaurant revenues in a given period are directly impacted by the number of restaurants we operate, menu pricing, the number of customers visiting and comparable restaurant sales change. Revenue also includes gift card revenue earned, and revenue earned through retail or wholesale distribution.

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

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof. During the year ended December 31, 2025, and December 31, 2024, $0.3 million and $0.2 million, respectively, of these credits were received and recorded.

Impairment expense. During the fourth quarter of 2025, we determined that fixed assets at the restaurant level were impaired and we recorded an impairment expense as it was determined that the fair value of these assets was less than the carrying value.

Loss on foreign currency. Represents the foreign currency transaction losses in South Korea.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Impairment reserve. During the fourth quarter of 2025, we recorded an impairment reserve in connection with the transfer of five stores to a third party in exchange for a 49% equity interest.

Interest income (expense), net. Interest expense includes cash and non-cash charges related to our debt outstanding and finance lease obligations. Interest income reflects income earned on cash balances.

Equity in loss of equity method investee. Equity in loss of equity method investee reflected our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024.

(Benefit) provision for income taxes. Represents federal, state, and local current and deferred income tax expense (benefit).

Results of Operations for the Years Ended December 31, 2025 and December 31, 2024

The following table presents selected comparative results of operations from our audited financial statements for the year ended December 31, 2025 and December 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Year Ended December 31,		Increase/(Decrease)
($ amounts in thousands)	2025	2024	Amount	%

Revenue	$212,541	$208,380	$4,161	2.0%
Restaurant operating expenses:
Food cost	73,790	68,730	5,060	7.4%
Payroll and benefits	64,943	64,322	621	1.0%
Occupancy expenses	21,197	17,524	3,673	21.0%
Operating expenses	24,176	21,538	2,638	12.2%
Depreciation and amortization	8,962	6,735	2,227	33.1%
Pre-opening costs	8,317	7,607	710	9.3%
Total restaurant operating expenses	201,385	186,456	14,929	8.0%
General and administrative	25,935	21,326	4,609	21.6%
Impairment expense	5,527	—	5,527	—
Depreciation and amortization - corporate	158	122	36	29.5%
(Gain) loss on lease terminations	(471)	—	(471)	100%
Total costs and expenses	232,534	207,904	24,630	11.8%
(Loss) income from operations	(19,993)	476	(20,469)	(4300.2)%
Employee retention credits	313	199	114	57.3%
Gain on remeasurement of previously held interest	—	3,402	(3,402)	(100.0)%
Other loss	(346)	—	(346)	100%
Loss on foreign currency	(47)	—	(47)	100%
Interest (expense) income, net	(232)	829	(1,061)	(128.0)%
Equity in loss of equity method investee	—	(17)	17	(100.0)%
Net (loss) income before income taxes	(20,305)	4,889	(25,194)	(515.3)%
(Benefit) provision for income taxes	(930)	357	(1,287)	(360.5)%
Net (loss) income	(19,375)	4,532	(23,907)	(527.5)%
Net (loss) income attributable to non-controlling interest	(16,349)	3,940	(20,289)	(514.9)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(3,026)	$592	$(3,618)	(611.1)%

	% of Revenue
	Year ended December 31,
	2025	2024
Revenue	100%	100%
Restaurant operating expenses:
Food cost	34.7%	33.0%
Payroll and benefits	30.6%	30.9%
Occupancy expenses	10.0%	8.4%
Operating expenses	11.4%	10.3%
Depreciation and amortization	4.2%	3.2%
Pre-opening costs	3.9%	3.7%
Total restaurant operating expenses	94.8%	89.5%
General and administrative	12.2%	10.2%
Impairment expense	2.6%	0.0%
Depreciation and amortization - corporate	0.1%	0.1%
(Gain) loss on lease terminations	(0.2)%	0.0%
Total costs and expenses	109.4%	99.8%
(Loss) income from operations	(9.4)%	0.2%
Employee retention credits	0.1%	0.1%
Gain on remeasurement of previously held interest	0.0%	1.6%
Other loss	(0.2)%	0.0%
Loss on foreign currency	0.0%	0.0%
Interest income (expense), net	(0.1)%	0.4%
Equity in loss of equity method investee	0.0%	0.0%
Net (loss) income before income taxes	(9.6)%	2.3%
(Benefit) provision for income taxes	(0.4)%	0.2%
Net (loss) income	(9.1)%	2.2%
Net (loss) income attributable to non-controlling interest	(7.7)%	1.9%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(1.4)%	0.3%

Revenues. Revenues were $212.5 million for the year ended December 31, 2025, compared to $208.4 million for the year ended December 31, 2024, an increase of $4.2 million, or 2.0%. This primarily reflects having 57 restaurants open in the year ended December 31, 2025 compared to 43 restaurants open in the year ended December 31, 2024.

Food costs. Food costs were $73.8 million for the year ended December 31, 2025, compared to $68.7 million for the year ended December 31, 2024, an increase of $5.1 million, or 7.4%. The increase in food costs primarily reflects more restaurants in operation and inflationary cost increases. As a percentage of revenue, food costs increased from 33.0% to 34.6%.

Payroll and benefits. Payroll and benefits costs were $64.9 million for the year ended December 31, 2025, compared to $64.3 million for the year ended December 31, 2024, an increase of $0.6 million, or 1.0%. The increase in payroll and benefits costs is primarily due to new restaurants, partially offset by labor efficiencies implemented. As a percentage of revenue, payroll and benefits costs decreased from 30.9% to 30.4%.

Occupancy expenses. Occupancy expenses were $21.2 million for the year ended December 31, 2025 compared to $17.5 million for the year ended December 31, 2024, an increase of $3.7 million, or 21.0%. The increase in occupancy expenses reflects the addition of 15 new locations in 2025. As a percentage of revenue, occupancy expenses increased from 8.4% in 2024 compared to 10.0% in 2025.

Operating expenses. Operating expenses were $24.2 million for the year ended December 31, 2025 compared to $21.5 million for the year ended December 31, 2024, an increase of $2.6 million, or 12.2%, as expenses increased to support revenue growth and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 11.4% in 2025 and 10.3% in 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses were $9.0 million for the year ended December 31, 2025 and $6.7 million for the year ended December 31, 2024. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.2% in 2025 and 3.2.% in 2024.

Pre-opening costs. Pre-opening costs were $8.3 million for the year ended December 31, 2025 compared to $7.6 million for the year ended December 31, 2024. This increase was due to more restaurants under development and opened in 2025 than in 2024.

General and administrative expenses. General and administrative expenses were $25.9 million for the year ended December 31, 2025 compared to $21.3 million for the year ended December 31, 2024, an increase of $4.6 million, or 21.6%. As a percentage of revenue, general and administrative expenses increased from 10.2% in 2024 to 12.2% in 2025 as marketing and personnel costs increased in connection with the expansion of restaurants in development.

Impairment expense. During the fourth quarter of 2025, we recorded an asset reserve of $5.5 million related to the sale of five restaurants to become equity investments.

Gain on lease terminations. During 2025, we recorded lease termination income of $0.5 million related to the closure of one restaurant.

Employee retention credits. During both the years ended December 31, 2025 and December 31, 2024 we received employee retention credits from the IRS in the amount of $0.3 million and $0.2 million, respectively.

Gain on remeasurement of previously held interest. This reflects the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Other loss. Other loss consists of one-time legal accruals and other miscellaneous items. During the years ended December 31, 2025 and 2024, we incurred approximately $346 thousand, and $0 of these expenses, respectively.

Interest income (expense), net. During 2025, interest expense was ($0.2) million due to lower cash on hand during 2025, compared to interest income of $0.8 million in 2024 primarily due to the interest income earned on the proceeds from the IPO transaction and the reduction of proceeds using for development of new restaurants.

Equity in loss of equity method investee. Equity in loss of equity method investee reflected our 50% ownership in GKBH that was accounted for using the equity method until the date of acquisition on February 18, 2024. Equity method investee was a loss of $17 thousand in 2024.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net income excluding interest (income) expense, income taxes, depreciation and amortization, stock-based compensation, and also excludes non-recurring and certain other non-cash items such as employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense included in pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measure depict normal recurring cash operating expenses essential to supporting the operations of our company.

The following table reconciles net (loss) income to Adjusted EBITDA for the years ended December 31, 2025 and December 31, 2024:

(amounts in thousands)	Year Ended December 31,
	2025	2024

EBITDA:
Net (loss) income	$(19,375)	$4,532
Net (Loss) Income Margin	(9.1)%	2.2%
Interest income (expense), net	232	(829)
(Benefit) provision for income taxes	(930)	357
Depreciation and amortization	9,120	6,857
EBITDA	$(10,953)	$10,917
EBITDA Margin	(5.2)%	5.2%

Adjustments to EBITDA:
EBITDA	$(10,953)	$10,917
Stock-based compensation expense(1)	2,936	2,986
Employee retention credits (2)	(313)	(199)
Litigation accrual (3)	346	—
Non-cash lease expense (4)	474	677
Non-cash lease expense included in pre-opening costs (5)	2,641	2,354
Impairment expense (6)	5,527	—
Gain on remeasurement of previously held interest (7)	—	(3,402)
Adjusted EBITDA	$658	$13,333
Adjusted EBITDA Margin	0.3%	6.4%

(1)
Stock-based compensation expense: During the years ended December 31, 2025 and 2024,we incurred expenses related to the granting of restricted stock units (“RSUs”) to employees. This was recorded in General and administrative expense.
(2)
Employee retention credits: These are refundable credits recognized under the provisions of the CARES Act.
(3)
Litigation accrual: This is an expense related to specific, one-time litigation claim. See “Note 12 - Commitments and Contingencies” in the consolidated financial statements.
(4)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(5)
Non-cash lease expense related to pre-opening costs: Cost for stores in development in which the lease expense is greater than the contractual rent paid.
(6)
Impairment expense. During the fourth quarter of 2025, we recorded an asset reserve related to the partnership agreement to transfer five stores in exchange for a 49% equity interest.
(7)
Gain on remeasurement of previously held interest consists of a one-time gain from the business acquisition of GKBH (a restaurant in Hawaii) during the first quarter of 2024.

Adjusted Net Income and Adjusted EPS

Adjusted Net Income and Adjusted net income per share represents net income before income taxes, adjusted for stock-based compensation, and the related tax impact of the stock-based compensation adjustment, and provision for income taxes. “Adjusted EPS” is Adjusted Net Income, converted to a per share amount.

The following table reconciles Net (loss) income before taxes to Adjusted net (loss) income and Adjusted net (loss) income per share attributable to Class A common stock per share-basic and diluted for the years ended December 31, 2025 and 2024:

	Twelve months ended December 31,
	2025	2024

Net (loss) income	$(19,375)	$4,532
Pre-opening costs	8,317	7,607
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	2,936	2,986
Impairment expense	5,527	—
Legal settlement	346	—
Tax impact of adjustments	(782)	(125)
Adjusted Net (loss) income	(3,031)	11,598
Less: Adjusted net (loss) income attributable to non-controlling interest	(2,558)	10,044
Adjusted net (loss) income attributable to GEN Restaurant Group, Inc.	(474)	1,554

Adjusted Net (loss) income attributable to Class A common stock per share - basic and diluted	$(474)	$1,554

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,164	4,668

Adjusted Net (loss) income per share of Class A common stock - basic and diluted	$(0.09)	$0.33

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the year ended December 31, 2025 and 2024.

	Twelve months ended December 31,
	2025	2024

(Loss) income from Operations	$(19,993)	$476
(Loss) Income Margin from Operations	(9.4)%	0.2%
Depreciation and amortization	9,120	6,857
Pre-opening costs	8,317	7,607
General and administrative	25,935	21,326
Impairment expense	5,527	—
Non-cash lease expense	474	677
Restaurant-Level Adjusted EBITDA	$29,380	$36,943
Restaurant-Level Adjusted EBITDA Margin	13.8%	17.7%

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share - basic and diluted, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share-basic and diluted, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate these measures in the same fashion. These non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

Liquidity and Capital Resources

As of December 31, 2025 we had $2.8 million of cash and ($31.3) million of working capital deficit, which is calculated as current assets minus current liabilities, compared with $23.7 million of cash and ($7.2) million of working capital deficit as of December 31, 2024. On June 30, 2023, we completed the IPO of 4,140,000 shares of Class A common stock. The public offering price of the shares sold in the IPO was $12.00 per share, resulting in aggregate net proceeds to us of approximately $46.2 million after deducting the underwriting discounts and commission and offering expenses payable by us.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$3,414	$17,827
Net cash used in investing activities	(27,734)	(26,801)
Net cash provided by financing activities	3,462	18

Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025 was $3.4 million, the result of net loss of $19.4 million, adjusted by non-cash charges of depreciation and amortization of $9.1 million, amortization of operating lease assets of $6.4 million, impairment expense of $5.5 million and stock-based compensation of $3.0 million, partially offset by the increase of $8.7 million from gift cards and a decrease in accounts receivable of $6.9 million. The net cash inflows from changes in operating assets and liabilities were $196 thousand.

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

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $27.7 million, for the purchase of property and equipment.

Net cash used in investing activities during the year ended December 31, 2024 was $26.8 million, reflecting $23.8 million for the purchase of property and equipment and $3.0 million for the acquisition of GKBH.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $3.5 million, primarily due to $10.0 million in proceeds from third party debt and proceeds of $9.0 million from line of credit, partially offset by payments of $11.0 million on the line of credit, payments of $3.1 million on third party loans and dividends and distributions of approximately $1.0 million.

Net cash provided by financing activities during the year ended December 31, 2024 was $18 thousand, primarily due to $3.0 million in proceeds from third party debt and proceeds of $3.0 million from line of credit, partially offset by payments of $3.8 million on third party loans, $0.9 million for member distributions, and payments to members for advances of $0.9 million.

Effect of Exchange Rate Changes on Cash

For the year ending December 31, 2025, the effect of exchange rates on cash and cash equivalents primarily reflects the translation impact from fluctuation in the value of the South Korean won relative to the U.S. dollar. During the period, the won experienced modest depreciation against the U.S. dollar, resulting in a loss on foreign currency translation of $7 thousand compared to $0 in the comparative period.

Material Cash Requirements

As of December 31, 2025, we had $12.3 million in contractual obligation relating to debt, including EIDL loans payable. All contractual obligation are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, See “Note 11 - Leases” to the financial statements in this annual report for further details.

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024 we did not have any material off-balance sheet arrangements.

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

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (ASC Topic 842), using a modified retrospective approach. See "Note 11—Leases" to the financial statements. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

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

Impairment of Long-Lived Assets

We review long-lived assets, which includes property and equipment and operating lease right-of-use assets, for impairment when events or circumstances indicate the carrying value value of the assets may not be recoverable, in accordance with the provisions of Financial Accounting Standards Board, (“FASB”), Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment.” In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level and primarily includes an assessment of historical cash flows and other relevant factors and circumstances.

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

During the fourth quarter of 2025, an impairment loss reserve was recognized in the amount of $5.5 million.

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

Recently Adopted Accounting Pronouncements

See “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” to the financial statements, for a discussion of recently adopted accounting standard.

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

Inflation Risk

The primary areas where inflation impacts our operations are in food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, until 2025, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s management has evaluated the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and their biological information appears in Part 1, Item 1 of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers.”

Additional information required by this item is incorporated by reference to the section titled “Proposal 1 - Election of Directors” and “Delinquent Section 16(a) Reports” in our Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Code of Ethics

We have adopted the Code of Business Conduct and Ethics for our Chief Executive Officer and Senior Finance Officers. A copy of the Code can be found on our website at www.genkoreanbbq.com in the “Investor” section. We intend to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from the Code by posting such information on the same website.

Audit Committee

The information required by this item is incorporated by reference to the section titled “Committees of the Board” in our Proxy Statement for the 2026 Annual Meeting of the Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections titled “Director Compensation” and “Executive Compensation” in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

The information required by this item is incorporated by reference to the sections titled “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections titled “Principal Stockholders” and “Equity Compensation Plan Information” in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” in our Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Proposal 2 - Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2026 Annual

Meeting of Stockholders, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
10.6#

Amended and Restated Executive Employment Agreement, by and between the Company and David Kim, dated as of May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.7#	Executive Employment Agreement Jae Chang (incorporated by reference to the Company’s Form 8-K, Exhibit 10.2, filed August 4, 2023)
10.8#	Executive Employment Agreement Thomas V. Croal (incorporated by reference to the Company’s Form 8-K, Exhibit 10.3, filed August 4, 2023)
10.9	Non-competition Agreement David Kim (incorporated by reference to the Company’s Form 8-K, Exhibit 10.4, filed August 4, 2023)
10.10	Non-competition Agreement Jae Chang (incorporated by reference to the Company’s Form 8-K, Exhibit 10.5, filed August 4, 2023)
10.11

Master Services Agreement by and between Sysco Los Angeles Inc. and GEN Restaurant Group, dated as of August 1, 2023 (incorporated by reference to the Company’s Form 8-K, Exhibit 10.1, filed August 7, 2023)

10.12

Business Loan Agreement among GEN Restaurant Group, Inc., GEN Restaurant Companies, LLC and PCB Bank, effective as of September 25, 2023 (incorporated by reference to the Company’s Form 8-K, Exhibit 10.1, filed October 4, 2023)

10.13#

Form of Stock Bonus Award Agreement under the Company’s 2023 Equity Incentive Plan incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

19.1	Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 19.1, filed on March 10, 2025).
21.1*	Subsidiaries of the Registrant

23.1*	Consent of CBIZ CPAs P.C., independent registered public accounting firm.
23.2*	Consent of Marcum LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	GEN Restaurant Group Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 97.1, filed on March 7, 2024)

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104+	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GEN RESTAURANT GROUP, INC.

Date: March 31, 2026	By:	/s/ Thomas V. Croal
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

Name	Title	Date

/s/ David Kim	Chief Executive Officer	March 31, 2026
David Kim	(Principal Executive Officer and Director)

/s/ Thomas V. Croal	Chief Financial Officer	March 31, 2026
Thomas V. Croal	(Principal Financial and Accounting Officer)

/s/Jae Chang	Jae Chang	March 31, 2026
Jae Chang	(Director)

/s/ Michael B. Cowan	Michael B. Cowan	March 31, 2026
Michael B. Cowan	(Director)

/s/ Jonathan Gregory	Jonathan Gregory	March 31, 2026
Jonathan Gregory	(Director)

/s/ David Park	David Park	March 31, 2026
David Park	(Director)

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)

To the Stockholders and Board of Directors of

GEN Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GEN Restaurant Group, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of comprehensive loss, changes in permanent equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2025.

Costa Mesa, California

March 7, 2025

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)

To the Stockholders and Board of Directors of

GEN Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of GEN Restaurant Group, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive loss, changes in permanent equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Costa Mesa, California

March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Consolidated Balance Sheets

(in thousands, except share and per share information)	December 31, 2025	December 31, 2024

Current assets:
Cash and cash equivalents	$2,824	$23,675
Inventories	1,212	727
Accounts receivable	10,422	3,487
Income tax receivable	742	—
Prepaid expenses and other current assets	7,546	6,004
Total current assets	22,746	33,893
Property and equipment, net	65,747	52,639
Goodwill	9,498	9,498
Operating lease assets, net	146,473	131,542
Deferred tax asset	13,009	11,686
Other assets	2,383	1,157
Total assets	$259,856	$240,415
Liabilities and equity
Current liabilities
Accounts payable	14,822	12,408
Accrued salaries and benefits	2,450	3,243
Accrued interest	77	60
Notes payable, current	2,812	1,724
Line of credit	1,000	3,000
Obligations under finance leases, current	8	26
Operating lease liabilities, current	6,707	5,221
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	14,669	5,983
Other current liabilities	7,723	5,598
Total current liabilities	54,074	41,069
Notes payable, net of current portion	10,795	5,140
Tax receivable agreement liability	1,088	691
Obligations under finance leases, net of current	14	—
Operating lease liabilities, net of current portion	165,879	147,898
Total liabilities	231,850	194,798
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity; Redeemable units for 30% of Gen Restaurant Investment, LLC, redemption amount of $1,500 as of December 31, 2025 and December 31, 2024.	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,265,565 shares issued and outstanding and 4,913,064 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,681,719 shares issued and outstanding and 27,886,912 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	28	28
Additional paid-in capital	14,796	11,782
Accumulated other comprehensive income	7	—
Retained Earnings (accumulated deficit)	(2,111)	915
Non-controlling interest	13,982	31,387
Treasury stock	(201)	—
Total permanent equity	26,506	44,117
Total liabilities, mezzanine equity, and permanent equity	$259,856	$240,415

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statement of Operations

	For the year ended December 31,
(in thousands, except per share amounts)	2025	2024

Revenue	$212,541	$208,380
Restaurant operating expenses:
Food cost	73,790	68,730
Payroll and benefits	64,943	64,322
Occupancy expenses	21,197	17,524
Operating expenses	24,176	21,538
Depreciation and amortization	8,962	6,735
Pre-opening costs	8,317	7,607
Total restaurant operating expenses	201,385	186,456
General and administrative	25,935	21,326
Impairment expense	5,527	—
Depreciation and amortization - corporate	158	122
Gain on lease terminations	(471)	—
Total costs and expenses	232,534	207,904
(Loss) income from operations	(19,993)	476
Employee retention credits	313	199
Gain on remeasurement of previously held interest (see Note 3)	—	3,402
Other loss	(346)	—
Loss on foreign currency	(47)	—
Interest (expense) income, net	(232)	829
Equity in loss of equity method investee	—	(17)
Net (loss) income before income taxes	(20,305)	4,889
(Benefit) provision for income taxes	(930)	357
Net (loss) income	(19,375)	4,532
Less: Net (loss) income attributable to non-controlling interest	(16,349)	3,940
Net (loss) income attributable to GEN Restaurant Group, Inc.	(3,026)	592

Net (loss) income attributable to Class A common stock per share - basic and diluted	$(3,026)	$592

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,164	4,668

Net (loss) income per share of Class A common stock - basic and diluted	$(0.59)	$0.13
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$7	$—
Comprehensive (loss) income	(19,368)	4,532
Less: Comprehensive (loss) income attributable to non-controlling interest	(16,349)	3,940
Comprehensive (loss) income attributable to GEN Restaurant Group, Inc.	$(3,019)	$592

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Changes in Permanent Equity (Deficit)

Year ended December 31, 2025 and December 31, 2024

	Class A Common Stock		Class B Common Stock		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2023	4,140,000	$4	28,141,566	$28	$7,112	$322	$28,552	$36,018
Net income						593	3,939	4,532
Stock-based compensation					2,986			2,986
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)					(1,288)			(1,288)
Shares issued upon RSU vesting	280,817							-
Exchange of noncontrolling interest for Class A common stock	254,654	1	(254,654)		259		(259)	1
Conversion of related party loans and advances from members to Class A common stock	237,593				1,436			1,436
Distributions to members							(845)	(845)
Contribution by shareholders in final IPO settlement					1,277			1,277
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	$11,782	$915	$31,387	$44,117

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Changes in Permanent Equity (Deficit)

Years ended December 31, 2025 and December 31, 2024

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	capital		Earnings	Interest
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	-	$-	$11,782	$—	$915	$31,387	$44,117
Net loss							-		(3,026)	(16,349)	(19,375)
Stock-based compensation	52,127	$-					2,936				2,936
Adjustment to tax liabilities and assets under TRA							9				9
Shares issued upon RSU vesting	95,181						-				-
Exchange of non-controlling interest for Class A common stock	205,193		(205,193)				226		—	(226)	-
Dividends paid $0.03 per share of Class A common stock							(157)				(157)
Distributions paid to Non-controlling interest - $0.03 per share							-			(830)	(830)
Foreign currency translation adjustment							-	7			7
Purchase of Class A common stock under stock repurchase plan					33,338	(201)	-				(201)
Balance, December 31, 2025	5,265,565	$5	27,681,719	$28	33,338	$(201)	$14,796	$7	$(2,111)	$13,982	$26,506

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024

Cash flows from operating activities
Net (loss) income	$(19,375)	$4,532
Adjustments to reconcile net (loss) income to cash provided by operating activities
Depreciation and amortization	9,120	6,857
Equity in income of equity method investee, net of distributions	—	17
Gain on remeasurement of previously held interest	—	(3,402)
Stock-based compensation	2,936	2,986
Amortization of operating lease assets	6,395	6,814
Gain on lease terminations	(471)	—
Impairment expense	5,527	—
Interest income earned on Notes receivable from related party	—	(33)
Deferred tax expense	(914)	333
Changes in operating assets and liabilities:
Accounts receivable	(6,936)	(3,487)
Inventories	(485)	(266)
Income tax receivable	(742)	—
Prepaid expenses and other current assets	(1,542)	(2,613)
Other assets	(1,226)	(432)
Accounts payable	2,266	730
Accrued salaries and benefits	(703)	583
Accrued interest	18	18
Gift card liabilities	8,686	5,983
Other current liabilities	2,125	221
Operating lease liabilities	(1,265)	(1,014)
Net cash provided by operating activities	3,414	17,827
Cash flows from investing activities
Purchase of property and equipment	(27,734)	(23,825)
Acquisition of GKBH, net of cash acquired	—	(2,976)
Net cash used in investing activities	(27,734)	(26,801)
Cash flows from financing activities
Payments to members for advances	—	(881)
Payments on EIDL loans	(98)	(90)
Payments on finance leases	(3)	(100)
Payments on third party loans	(3,159)	(3,770)
Payments on related party loans	—	(296)
Payment on line of credit	(11,000)	—
Proceeds from line of credit	9,000	3,000
Proceeds from third party loans	10,000	3,000
Payments under stock repurchase plan	(201)	—
Distributions paid on NCI	(830)	(845)
Dividends paid on common stock	(157)	—
Acquisition of common stock for tax with withholding obligations	(90)	—
Net provided by financing activities	3,462	18
Effects of exchange rate changes on cash	7	—
Net change in cash and cash equivalents	(20,851)	(8,956)
Cash and cash equivalents at beginning of period	23,675	32,631
Cash and cash equivalents at end of the period	$2,824	$23,675
Supplemental disclosures of other cash flow information:
Cash paid for interest	$250	$288
Cash paid for taxes	455	114
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	(143)	1,904
Leased assets obtained in exchange for new operating lease liabilities	21,609	39,229
Reduction due to early lease termination of operating lease asset	(1,007)	—
Conversion of related party loans to equity	—	1,436
Issuance of promissory note for business acquisition	—	3,000
Adjustments to tax liabilities and assets under TRA	9	—
Exchange of NCI for Class A common stock	226	—
Contribution by stockholder in final IPO settlement	—	1,277

See accompanying notes to consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(1) Organization and Description of Business

The accompanying consolidated financial statements represent the consolidated balance sheets, statements of operations, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc., and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following tables lists the Company’s entities in operation as of December 31, 2025:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN El Paso, LP	GEN El Paso	TX	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Waco, LP	GEN Waco	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Edison, LP	GEN Edison	NJ	Restaurant
GEN San Antonio, LP	GEN San Antonio	TX	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN San Diego, LP	GEN La Jolla	CA	Restaurant
GEN K Sadang, LLC	GEN Sadang	Korea	Restaurant
GEN K Ilsan, LLC	GEN Ilsan	Korea	Restaurant
GEN K Incheon Guwol, LLC	GEN Guwol	Korea	Restaurant
Gen Kan Guwol	Kan Guwol	Korea	Restaurant
GEN K Wiyre, LLC	GEN Wirye	Korea	Restaurant
GEN Kan Wiyre	GEN Wirye	Korea	Restaurant

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The Company also has the following entities:

Name	Operating Name	State	Purpose
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Grills, LP	GEN Grills	CA	Special Events
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN K, LLC	GEN K	Korea	Management of South Korean Restaurant
GEN Restaurant Management, LLC	GRM	DE	Management
GEN Online, LLC	GEN Online	CA	Website sales
GEN Arizona Gift Cards	AZGC	AZ	Gift card Management Company
GEN Restaurant Companies, LLC	Operating Company	DE	Operating Company of Public Entity

All of the operations are owned by Gen Restaurant Companies, LLC. The Company operates restaurants which are located in California, Arizona, Hawaii, Nevada, New York, Washington, Texas, Florida, North Carolina and New Jersey specializing in a variety of special flavored meats for Korean barbeque.

As of December 31, 2025, the above entities are collectively owned 100% by the controlling group. The Company had an equity method investment through GEN Hawaii, with a 50% ownership share of GKBH Restaurant, LLC (“GKBH”). On February 18, 2024, the Company purchased the other 50% of GKBH for a purchase price of $6.0 million and the Company now controls 100% of GKBH. As of December 31, 2025 and December 31, 2024, there were 57 and 43 restaurants in operation, respectively.

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

(b)
Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In November 2024, FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires public companies additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” “Improvement for Income Tax Disclosure,” which is effective for fiscal years beginning after December 15, 2024. The Company adopted the ASU 2023-09 using the prospective approach for 2025.

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

(e)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit. As of December 31, 2025 and December 31, 2024, there were deposits in excess of federally insured amounts of $0.8 million and $2.9 million, respectively.

	Fair Value Measurements at December 31, 2025
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$1,058	$—	$—	$1,058
U.S. Treasury Securities (included in cash and cash equivalents)	$—	$55	$—	$55
	$1,058	$55	$—	$1,113

	Fair Value Measurements at December 31, 2024
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$6,459	$—	$—	$6,459
U.S. Treasury Securities (included in cash and cash equivalents)	$13,000	$1,317	$—	$14,317
	$19,459	$1,317	$—	$20,776

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(f)
Concentration Risk

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc., or Sysco, an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the year ended December 31, 2025, Sysco accounted for approximately 57.4% of total food costs. For the year ended December 31, 2024, Sysco accounted for approximately 76.3% of total food costs.

The Company relied on Pacific Global Distribution, Inc. (“PGD”), which provided restaurant supplies such as tableware, napkins, soda, and sauces. PGD is owned by a related party. The Company did not purchase from PGD during the year 2025. For the year ended December 31, 2024, PGD accounted for approximately 3.2% of total operating expenses.

During the years ended December 31, 2025 and 2024 two third party vendors accounted for 32.5% and 24.2% of total food costs, respectively.

The Company had accounts receivable from one customer that represented 92.0% of total accounts receivable at December 31, 2025, and accounts receivable from one customer that represents 100.0% of total receivable at December 31, 2025.

(g)
Inventories

Inventories consist principally of food and beverages that are finished goods and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method (FIFO) for all inventories.

(h)
Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue from the operation of the restaurants is recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. Revenues generated from both the retail and wholesale side are recognized upon invoicing, which coincides with delivery confirmation.

Sales tax amounts collected from customers are remitted to governmental authorities and are excluded from sales.

The Company started selling gift cards primarily during the fourth quarter of 2024. The Company sells gift cards which do not have expiration dates. Gift cards balances are initially recorded as unearned income. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards (“gift card breakage”). Gift card breakage income is included in revenue on the consolidated statements of operations.

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the years ended December 31, 2025 and 2024 as any amounts were deemed immaterial.

(j)
Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Prepaid Expenses and Other Current Assets
Insurance and property taxes	$1,379	$1,377
Development and pre-opening	2,590	1,695
Marketing	1,467	626
Equipment	332	158
Subscription services	177	145
Conference/Supplies	7	458
Other	1,594	1,545
Total Prepaid and Other Current Assets	$7,546	$6,004

(k)
Other Assets and Other Current Liabilities

Other assets as of December 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Other Assets
Security Deposits	$1,997	$933
Liquor Licenses	386	224
Total Other Assets	$2,383	$1,157

Other Current Liabilities as of December 31, 2025 and December 31, 2024 consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Other Current Liabilities
Sales tax payable	$1,554	$1,645
Accrued percentage rent	1,195	1,221
Misc. accrued expenses	4,974	2,732
Total Other Current Liabilities	$7,723	$5,598

(l)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are expensed as incurred. Pre-opening costs were $8.3 million and $7.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.

(m)
Income Taxes

Prior to the IPO, the Operating Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

(o)
Interest (Expense) Income

A reconciliation of total interest cost to interest expense as reported in the consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024 is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Interest expense	$(800)	$(399)
Interest income	568	1,228
Interest (expense) income, net	$(232)	$829

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

consolidated statements of operations as restaurant sales are recorded net of sales tax.

(r)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations. The Company incurred approximately $2.7 million and $661 thousand in advertising expenses for the years ended December 31, 2025 and December 31, 2024, respectively.

(s)
Risks and Uncertainties.

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

(t)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the year ended December 31, 2025 and December 31, 2024.

(u)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the years ended December 31, 2025 and 2024, we recorded an aggregate benefit of $313 thousand and $199 thousand, respectively, in our consolidated statements of operations to reflect the ERC.

(v) Net (Loss) Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential weighted average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 16—Net Income per Share.”

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

(x) Accounts Receivable

Accounts receivable consist primarily of receivables from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

conditions and other factors. The Company had accounts receivable of $10.4 million and $3.5 million as of December 31, 2025 and 2024, respectively. The Company had a reserve for currently expected credit losses of $0 and $0 as of December 31, 2025 and 2024, respectively.

(3)
Business Combinations

On February 18, 2024, the Company acquired the remaining 50% interest in GKBH, which was previously accounted for under the equity method. GKBH has been consolidated in our consolidated financial statements commencing February 18, 2024, the date of the acquisition. The purchase price for the acquisition was allocated based on estimates of the fair value of the net assets acquired at the acquisition date, with the excess allocated to goodwill. The total consideration for the acquisition consisted of $6.0 million, payable in cash and a short term note payable. During the year ended December 31, 2024, we recognized approximately $370 thousand in acquisition-related costs, which were included with “Gain on remeasurement of previously held interest” in our consolidated statements of operations.

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

The following table presents the unaudited supplemental consolidated pro forma results as if the acquisition of GKBH had occurred on January 1, 2024:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024

Revenue	$212,541	$208,972
Net (loss) income before taxes	(20,305)	4,889

(Loss) earnings per common share:
Basic and diluted	$(0.59)	$0.13

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The pro forma financial information reflects the acquisition of GKBH by the application of pro forma adjustments to the Company’s historical financial statements as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information should not be considered indicative of actual results that would have been achieved had the acquisition of GKBH actually been consummated on the date indicated and does not purport to be indicative of the Company’s future financial position or results of operations. There were no material nonrecurring pro forma adjustments directly attributable to the acquisition included within the pro forma financial information.

The fair value of the previously held noncontrolling interest was determined based on the fair value of the total consideration transferred and application of a discount for lack of control, which was determined using historical market data on control premiums and other industry data.

(4)
Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, operating lease liabilities, notes payable, and line of credit balances. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable, and line of credit balances approximate fair value because of the short-term maturity of those instruments. Fair value measurements are classified and disclosed in one of the following three categories:

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

As of December 31, 2025, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash, money market funds, and U.S. treasury securities.

		Fair Value Measurements at December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$1,058	$1,058	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

		Fair Value Measurements at December 31, 2024
Money Market Account (included in Cash and Cash Equivalents)	$6,459	$6,459	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$14,317	$14,317	$—	$—

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the Year Ended December 31,
(in thousands)	2025	2024

Equipment	19,554	16,597
Furniture and fixtures	8,133	6,678
Leasehold improvements	66,522	55,275
Other assets	414	414
Construction in progress	14,369	12,809
Less:	$108,992	$91,773
Accumulated depreciation and amortization	(43,245)	(39,134)
Property and Equipment, Net	$65,747	$52,639

The construction in progress balance on December 31, 2025 and 2024 is related to new restaurants being developed as of such dates for subsequent openings.

Total depreciation and amortization, including corporate depreciation and amortization for the year ended December 31, 2025 and December 31, 2024 was approximately $9.1 million and $6.9 million, respectively.

During the fourth quarter of 2025, the Company reviewed quantitatively the carrying value of the long-lived assets for the restaurants. The Company observed that the historical performance of this asset group was not recoverable, and therefore determined the fair market value using an discounted cash flow analysis. The long-lived assets were written down to the fair value and therefore the Company recorded an Impairment expense of $5.5 million.

(6)
Equity Method Investment

On April 1, 2016, GEN Hawaii made an investment of $200 thousand for a 50% interest in GKBH Restaurant LLC (“GKBH”), which operates a GEN restaurant in Hawaii. The Company accounted for the investment as an equity method investment in accordance with ASC 323. The Company acquired the remaining 50% interest in GKBH during the year ended December 31, 2024.

A summary of the GKBH results of operations as of December 31, 2024 is as follows (unaudited):

For the year ended December 31
(in thousands)	2024
Net sales or gross revenue	1,888
Operating income	1,263
Net income	107
Net income attributable to the entity	53

(7)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following tables present information related to gift cards (in thousands):

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(in thousands)	For the Year Ended December 31,
	2025	2024
Gift card liabilities:
Beginning Balance	$5,983	$-
Gift Card Activations	25,698	9,563
Gift Card Redemptions	(14,793)	(2,964)
Gift Card Breakage	(2,219)	(616)
Ending Balance	$14,669	$5,983

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

On September 29, 2023, the Company entered into a $20 million line of credit with a bank. The line of credit matures on September 25, 2026. The interest at a variable rate per annum was equal to 7.00% and 7.75% as of December 31, 2025 and 2024, respectively. As of December 31, 2025 the balance was $1.0 million, which was subsequently paid in full on January 12, 2026.

(9)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with PCB Bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% and 7.75% as of December 31, 2025 and 2024, respectively. The balance as of December 31, 2025 and 2024 was $0.7 million and $2.3 million, respectively.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% and 7.75% as of December 31, 2025 and 2024, respectively. The balance as of December 31, 2025 was $1.3 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% as of December 31, 2025. The balance as of December 31, 2025 was $3.2 million.

On October 27, 2025, the Company entered into a loan agreement of $4.0 million with PCB Bank. The loan matures on October 27,2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at December 31, 2025. The balance as of December 31, 2025 was $4.0 million.

Economic Injury Disaster Loan (EIDL)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025 and December 31, 2024, the total principal amount of the EIDL loans was $4.3 million and $4.4 million, respectively, and the proceeds were used for working capital purposes. Interest on the EIDL loans accrues at 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of December 31, 2025 and December 31, 2024, the loan balance outstanding was $133 thousand and $203 thousand, respectively.

The aggregate maturities of all third party notes payable as of December 31, 2025 are as follows:

(in thousands)
2026	$2,812
2027	6,840
2028	157
2029	161
2030	165
Thereafter	3,472
$13,607
Less current portion of notes payable	(2,812)
Long term portion	$10,795

(10)
Related Party Notes Payable

During 2022, the member owners loaned $1.9 million, with an interest rate of 3.00% per year and matured on November 25, 2024, to the Company. During 2023 and 2024, the Company satisfied this loan and as of December 31, 2025, the loan balance outstanding was $0.

During March 2023, a member owner loaned $500 thousand to the Company of which $150 thousand was repaid prior to the IPO and as part of the IPO, the remaining loan balance was repaid in full and immediately contributed to owners’ equity.

Interest expense incurred for the related party debt was $14 thousand and $16 thousand for the year ended December 31, 2025 and December 31, 2024, respectively.

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

December 31, 2025 and 2024

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

The following table summarizes the operating and finance lease activities to the income statement and balance sheet for the year ended December 31, 2025 and 2024:

(in thousands)		Year Ended December 31,
Operating lease cost	Classification	2025	2024
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$14,563	$11,937
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	7,096	5,913
Total operating lease cost		$21,659	$17,850

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	December 31, 2025	December 31, 2024
Operating lease assets	$146,473	$131,542
Operating lease liabilities, current	6,707	5,221
Operating lease liabilities, net of current portion	165,879	147,898
Total operating lease liabilities	$172,586	$153,119

Finance lease assets, net (in thousands)	December 31, 2025	December 31, 2024
Property and equipment, finance leases	$26	$447
Accumulated depreciation, finance leases	(4)	(446)
Property and equipment, net finance leases	$22	$1

Finance lease liabilities (in thousands)	December 31, 2025	December 31, 2024
Obligations under finance leases, current	$8	$26
Obligations under finance leases, net of current portion	14	—
Total finance lease liabilities	$22	$26

December 31, 2025
Weighted-Average Remaining Lease Term (Years)	-
Operating leases	15.3
Finance leases	2.6
Weighted-Average Discount Rate
Operating leases	7.0%
Finance leases	7.1%

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Maturities of lease liabilities as of December 31, 2025:

(in thousands)	Operating Leases	Finance Leases
2026	$17,562	$9
2027	18,073	10
2028	18,331	4
2029	18,630
2030	18,739	—
Thereafter	205,410	—
Total undiscounted lease payments	$296,745	$23
Present value discount/interest	(124,159)	(2)
Present value	172,586	21
Lease liabilities, current	6,707	8
Lease liabilities, net of current	165,879	14
Total operating lease liability	$172,586	$22

As of December 31, 2025, the Company had additional operating leases related to new restaurants, which the Company has not yet taken possession. These additional leases will total $38.6 million in future lease payment commitments. These operating leases are expected to commence in fiscal year 2026 and have lease terms, including option periods, of 20 to 25 years.

The Company is obligated under finance leases covering certain property and equipment that expire at various dates during the next year. On December 31, 2025 and December 31, 2024 the gross amounts of property and equipment and related accumulated depreciation and amortization recorded under finance leases were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Property and equipment, finance leases	$26	447
Less accumulated depreciation and amortization, finance leases	(4)	(446)
Property and equipment, net finance leases	$22	$1

Amortization of assets held under finance leases is included with depreciation expense in the consolidated statements of operations.

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

December 31, 2025 and 2024

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

For the year ended December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.

The following table details the Company’s provision for income (benefit) taxes from continuing operations for the years ended December 31, 2025 and 2024:

		Year ended December 31,
(in thousands)		2025	2024
Pre-tax earnings from continuing operations	Domestic	$(18,743)	$4,889
	Foreign	(1,562)	-
		(20,305)	4,889

Current tax expense (benefit)	Federal	$(37)	$9
	State	21	15
	Foreign	-	-
	Total current	(16)	24

Deferred tax expense (benefit)	Federal	$(696)	$(186)
	State	(193)	519
	Foreign	(25)	-
	Total deferred	$(914)	$333

Total income tax expense (benefit)		$(930)	$357

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The following table is a reconciliation of the estimated provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
(in thousands) (except percentages)	2025
Tax (benefit) provision at U.S. Federal statutory rates	$(4,152)	21.0%
State tax, net of federal benefit	(134)	0.68%
Statutory rate differential	172	(0.88)%
Tax credits	(252)	1.29%
Changes in valuation allowance	—	0.00%
Changes in Unrecognized Tax Benefits	—	0.00%
Other reconciling items
Return to provision	75	(0.38)%
Non-controlling interest	3,318	(16.94)%
Nontaxable or Nondeductible Items
Non-deductible expenses	53	(0.27)%
Nontaxable expenses	(10)	—
Effective tax rate	$(930)	4.557%

The reconciliation of the U.S. federal statutory tax rate to the effective income tax rate for the year ended December 31, 2024 was as follows:

Year ended December 31,
2024
Tax (benefit) provision at U.S. Federal statutory rates	21.0%
State income taxes net of federal benefit	0.51%
Non-deductible permanent items expenses	0.05%
Gain on GKBH remaining 50% interest	(2.02)%
Non-controlling interest	(18.08)%
Disallowed Exec Com - 162(m) limit	—
Valuation Allowance	—
Tax Credits	(2.80)%
State rate change	8.68%
Return to provision	0.75%
Cumulative book expense on unvested RSU	(0.91)%
Other	0.27%
Change in valuation allowance	—
Effective tax rate	7.45%

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to income passed through to the non-controlling interests. Prior to the IPO, income taxes for GEN, LLC at the consolidated level were primarily state, and local taxes minimum taxes. Subsequent to the IPO, the Company became a C Corporation subject to federal, state, and local income taxes with respect to its share of net taxable income of GEN, LLC.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$319	$-
Tax Credits	367	48
Outside basis differences	12,323	11,630
Charitable contributions carryover	-	-
State taxes	-	8
Gross deferred tax asset before valuation	13,009	11,686
Valuation Allowance	-	-
Net Deferred Tax Assets	13,009	11,686
Deferred tax liabilities:	-	-
Stock based compensation	-	-
Acquired intangibles	-	-
Total deferred tax liabilities	-	-
Net Deferred Tax Assets (Liabilities)	$13,009	$11,686

Year ended December 31,
(in thousands)	2025
Net operating losses is as follows
Net operating losses, federal	$1,101
Net operating losses, state	65
Net operating losses, foreign	220

Income taxes paid for the year ending December 31, 2025 are as follows:

Year ended December 31,
(in thousands)	2025
Income tax payments information for the current year:
Federal income tax payments	$34
Federal refunds	—
State income tax payments	421
State refunds	—
Total tax payments	$455

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025, the Company had a liability related to its projected obligations under the TRA of $1.1 million, which is reflected on the Company’s consolidated balance sheets in “Tax receivable agreement liability. As of December 31, 2024, the Company had a liability related to its projected obligations under the TRA of $691 thousand. During the year ended December 31, 2025, and 2024, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

(14)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its consolidated statements.

As of December 31, 2025, the Company owned 16.0% of the economic interests in the Operating Company, with the remaining 84.0% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying consolidated statements of operations represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted average non-controlling interests’ ownership during the periods presented.

(15)
Other Related-Party Transactions

The Company previously purchased food from Wise Universal Inc., an affiliate 60% owned by Mr. Chang. During the years ended December 31, 2025, and 2024, the Company did not make any purchases from Wise.

During the years ended December 31, 2025 and December 31, 2024, the Company paid $0 and $0, respectively to Fast Fabrications, LLC (“Fast Fabrications”), for services related to restaurant interior construction.

As of December 31, 2025 and 2024, the Company had receivables of $963 thousand and $380 thousand, and payable of $281 thousand and $220 thousand with Fast Fabrications, respectively. The receivable of $963 thousand was reclassified to Prepaids for $55 thousand and CIP for $908 thousands as these are related to construction work related to stores in development for opening in 2026.

In addition as of December 31, 2025 and 2024, the Company had receivables of approximately $167 thousand and $0, respectively, and payables of $0 and $0, respectively, with GEN Montclair, LP an entity controlled by the CEO. The $167 thousand was netted against professional fees accrued related to consulting fees.

During the years ended December 31, 2025 and 2024, the Company paid approximately $616 thousand and $466 thousand, respectively, to Ignite Enterprises, LLC (100% owned by David Kim), for reimbursement of travel and related expenses. The Company had a payable to Ignite for $41thousand as of December 31, 2025.

(16)
Net (Loss) Income per Share

Basic net (loss) income per share of Class A common stock is computed by dividing net income attributable to GEN Restaurant Group, Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income per share of Class A common stock is computed by dividing net income attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted net income per share for any periods for which loss per share is presented is the same as basic net income per share as the inclusion of potentially issuable shares would be antidilutive.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Year ended December 31,
(in thousands, except per share data)	2025	2024

Numerator:
Net (loss) income	$(19,375)	$4,532
Less: Net (loss) income attributable to non-controlling interest	(16,349)	3,940
Net (loss) income attributable to Class A common stockholders	$(3,026)	$592
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	5,164	4,668

Net (loss) income per share of Class A common stock - basic and diluted	$(0.59)	$0.13

For the year ended December 31, 2025, 27,886,912 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive. For the year ended December 31, 2023, 28,141,566 shares of Class B common stock was excluded from the weighted-average in the computation of diluted net income per share of Class A common stock because the effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net income per share for Class B common stock has not been presented.

(17)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five year anniversary of the grant date, or over a five year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vest on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a pro rated portion of the shares vest on the termination date. The employee grants vest in increments over a five year period. The total stock based compensation for the each of the years ended December 31, 2025 and 2024, was $3.0 million and is included in general and administrative expenses.

	For the year ended December 31,
RSUs (in thousands)	2025	2024
Non-vested - beginning	928	1,209
Granted	64	—
Vested	(296)	(281)
Canceled	—	—
Non-vested - ending	696	928

The aggregate fair value of the RSUs granted during the years ended December 31, 2025 and 2024 was $99 thousand and $0, respectively. The unrecognized stock-based compensation of $7.4 million as of December 31, 2025, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

18. Cash Paid for Common Stock Purchased

The Company has a stock buyback program to repurchase up to $5.0 million worth of the Company’s outstanding Class A common stock. During the year ended December 31, 2025, the company purchased 33,388 shares of Class A common stock for a total of $201 thousand.

The stock repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time. A summary of Class A common stock repurchases for the year ended December 31, 2025 is as follows:

(in thousands, except share and per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1, 2025 thru March 31, 2025	33,388	$5.94	33,388	$4,800
April 1, 2025 thru June 30, 2025	—	—	—	—
July 1, 2025 thru September 30, 2025	—	—	—	—
October 1, 2025 thru December 31, 2025	—	—	—	—
Total	33,388		33,388	$4,800

(19) Segment Information

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

GEN RESTAURANT GROUP, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

	Year Ended December 31,
(in thousands)	2025	2024

Segment revenue	$212,541	$208,380
Less:
Food cost	73,790	68,730
Payroll and benefits	64,943	64,322
Occupancy expenses	21,197	17,524
Operating expenses	24,176	21,538
Depreciation and amortization	9,120	6,735
Pre-opening costs	8,317	7,607
Segment Income from Operations	10,998	21,924
Reconciliation:
General and administrative	25,935	21,326
Impairment expense	5,527	—
Gain on lease terminations	(471)	—
Gain on remeasurement of previously held interest	—	(3,402)
Interest expense (income), net	232	(829)
Other costs	346	122
Loss on foreign currency	47	—
Employee retention credits	(313)	(199)
Equity in loss of equity method investee	—	17
Net (loss) income before taxes	$(20,305)	$4,889

(19) Subsequent Events

The Company and its related parties evaluated subsequent events from the balance sheet date through the date at which the consolidated financial statements were issued.

Line of Credit

On January 12, 2026, the Company paid the $1.0 million line of credit with Pacific City Bank, including interest of $2 thousand.

Store Opening

The Company opened two restaurants in Tucson, AZ and Denton, TX during January and March of 2026.

Partnership Agreement

On March 24, 2026, the Company entered into a partnership agreement with Chubby Cattle, Inc., related to five of its existing restaurants. The Company will contribute most of the assets of each restaurant in exchange for a 49% ownership in new restaurant. In connection with this transaction, the Company has recorded an asset reserve of approximately $4.0 million as of December 31, 2025.