Form 10-Q
period 2026-03-31
GEN Restaurant Group, Inc.
filed 2026-05-14
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026 the registrant had 5,364,808 shares of Class A common stock, $0.001 par value per share, outstanding and 27,599,810 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	March 31, 2026	December 31, 2025
	(unaudited)
Current assets:
Cash and cash equivalents	$4,435	$2,824
Inventories	1,620	1,212
Accounts receivable	1,320	10,422
Income tax receivable	745	742
Prepaid expenses and other current assets	7,108	7,546
Total current assets	15,228	22,746
Property and equipment, net	64,677	65,747
Goodwill	9,498	9,498
Operating lease assets, net	140,301	146,473
Deferred tax asset	13,262	13,009
Assets held for Sale	13,727	—
Other assets	2,386	2,383
Total assets	$259,079	$259,856
Liabilities and equity
Current liabilities
Accounts payable	16,560	14,822
Accrued salaries and benefits	1,888	2,450
Accrued interest	78	77
Notes payable, current	1,435	2,812
Line of credit	4,500	1,000
Obligations under finance leases, current	8	8
Operating lease liabilities, current	6,268	6,707
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	8,880	14,669
Other current liabilities	9,655	7,723
Total current liabilities	53,078	54,074
Notes payable, net of current portion	11,086	10,795
Tax receivable agreement liability	1,088	1,088
Obligations under finance leases, net of current	12	14
Operating lease liabilities, net of current portion	157,707	165,879
Lease Liabilities held for sale	14,701	—
Total liabilities	237,672	231,850
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity; Redeemable units for 30% of Gen Restaurant Investment, LLC, redemption amount of $1,500 as of March 31, 2026 and December 31, 2025.	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,364,141 shares issued and outstanding and 5,265,565 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,599,810 shares issued and outstanding and 27,681,719 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	28	28
Additional paid-in capital	15,530	14,796
Accumulated other comprehensive income	(127)	7
Retained Earnings (accumulated deficit)	(3,278)	(2,111)
Non-controlling interest	7,950	13,982
Treasury stock	(201)	(201)
Total permanent equity	19,907	26,506
Total liabilities, mezzanine equity, and permanent equity	$259,079	$259,856

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
	(unaudited)
Revenue	$53,897	$57,337
Restaurant operating expenses:
Food cost	20,503	19,262
Payroll and benefits	17,278	18,189
Occupancy expenses	5,779	5,091
Operating expenses	6,483	5,926
Depreciation and amortization	2,336	1,993
Pre-opening costs	1,781	2,648
Total restaurant operating expenses	54,160	53,109
General and administrative	6,897	6,370
Depreciation and amortization - corporate	48	34
Total costs and expenses	61,105	59,513
(Loss) income from operations	(7,208)	(2,176)
Other loss	(6)	—
Loss on foreign currency	(12)	—
Interest (expense) income, net	(226)	60
Net loss before income taxes	(7,452)	(2,116)
(Benefit) provision for income taxes	(253)	(152)
Net loss	(7,199)	(1,964)
Less: Net loss attributable to non-controlling interest	(6,033)	(1,663)
Net loss attributable to GEN Restaurant Group, Inc.	(1,166)	(301)

Net loss attributable to Class A common stock per share - basic and diluted	$(1,166)	$(301)

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,332	5,013

Net loss per share of Class A common stock - basic and diluted	$(0.22)	$(0.06)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(12)	$—
Comprehensive loss	(7,211)	(1,964)
Less: Comprehensive loss attributable to non-controlling interest	(6,033)	(1,663)
Comprehensive loss attributable to GEN Restaurant Group, Inc.	$(1,178)	$(301)

See Note 15 for calculation of net loss per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three months ended March 31, 2026 and March 31, 2025

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares		Additional paid-in	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	capital	Earnings	Interest	(deficit)
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	-	$-	$11,782	$916	$31,387	$44,118
Net loss								(301)	(1,663)	(1,964)
Stock-based compensation							734			734
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)							105			105
Exchange of noncontrolling interest for Class A common stock	125,397		(125,397)				142		(142)	-
Purchase of Class A common stock under stock repurchase plan					33,338	(201)	-			(201)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	33,338	$(201)	$12,763	$615	$29,582	$42,792

(1) See Note 12 - Tax Receivable Agreement, for more information.

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	capital		Earnings	Interest
Balance, December 31, 2025	5,265,565	$5	27,681,719	$28	33,338	$(201)	$14,796	$7	$(2,111)	$13,982	$26,506
Net loss									(1,167)	(6,032)	(7,199)
Stock-based compensation							734				734
Adjustment to tax liabilities and assets under TRA											-
Shares issued upon RSU vesting	16,667										-
Exchange of non-controlling interest for Class A common stock	81,909		(81,909)								-
Dividends paid $0.03 per share of Class A common stock											-
Distributions paid to Non-controlling interest $0.03 per share											-
Net change in foreign currency translation adjustment							-	(134)			(134)
Balance, March 31, 2026	5,364,141	$5	27,599,810	$28	33,338	$(201)	$15,530	$(127)	$(3,278)	$7,950	$19,907

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025
	(unaudited)
Cash flows from operating activities
Net loss	$(7,199)	$(1,964)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	2,384	2,027
Stock-based compensation	734	734
Amortization of operating lease assets	1,862	1,562
Deferred tax expense	(252)	(153)
Changes in operating assets and liabilities:
Accounts receivable	9,103	2,575
Inventories	(408)	(168)
Income tax receivable	(3)	(306)
Prepaid expenses and other current assets	439	1,170
Other assets	(3)	(329)
Accounts payable	1,740	1,261
Accrued salaries and benefits	(562)	(1,347)
Accrued interest	1	6
Gift card liabilities	(5,789)	(2,295)
Other current liabilities	1,932	(598)
Operating lease liabilities	(1,294)	(21)
Net cash provided by operating activities	2,685	2,154
Cash flows from investing activities
Purchase of property and equipment	(3,352)	(6,829)
Net cash used in investing activities	(3,352)	(6,829)
Cash flows from financing activities
Payments on EIDL loans	(26)	(28)
Payments on finance leases	(2)	(25)
Payments on third party loans	(1,060)	(383)
Payment on line of credit	(2,000)	(3,000)
Proceeds from line of credit	5,500	—
Payments under stock repurchase plan	—	(200)
Net cash provided by (used in) financing activities	2,412	(3,636)
Effects of exchange rate changes on cash	(134)	—
Net change in cash and cash equivalents	1,611	(8,311)
Cash and cash equivalents at beginning of period	2,824	23,675
Cash and cash equivalents at end of the period	$4,435	$15,364
Supplemental disclosures of other cash flow information:
Cash paid for interest	$227	$67
Cash paid for taxes	3	114
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	20	674
Leased assets obtained in exchange for new operating lease liabilities	7,383	897

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

(1)
Organization and Description of Business

The accompanying condensed consolidated financial statements represent the condensed consolidated balance sheets, statements of comprehensive loss, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following table lists the Company’s restaurants in operation as of March 31, 2026:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GEN Mountain View, LP	GEN Mountain View	CA	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN El Paso, LP	GEN El Paso	TX	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Jacksonville, LP	GEN Jacksonville	FL	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Waco, LP	GEN Waco	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Edison, LP	GEN Edison	NJ	Restaurant
GEN San Antonio, LP	GEN San Antonio	TX	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN San Diego, LP	GEN La Jolla	CA	Restaurant
GEN K Sadang, LLC	GEN Sadang	Korea	Restaurant
GEN K Ilsan, LLC	GEN Ilsan	Korea	Restaurant
GEN K Incheon Guwol, LLC	GEN Guwol	Korea	Restaurant
Gen Kan Guwol	Kan Guwol	Korea	Restaurant
GEN K Wiyre, LLC	GEN Wirye	Korea	Restaurant
GEN Kan Wiyre	GEN Wirye	Korea	Restaurant
GEN Tucson, LP	GEN Tucson	AZ	Restaurant
GEN Denton, LP	GEN Denton	TX	Restaurant

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

The Company also has the following entities:

Name	Operating Name	State	Purpose
GEN Hawaii, LLC	Investment Company	HI	Management of GKBH
GEN Grills, LP	GEN Grills	CA	Special Events
GEN Texas, LLC	Investment Company	TX	Management of GEN Houston and GEN Webster
GEN Master, LLC	Holding Company	NV	Management
GEN K, LLC	GEN K	Korea	Management of South Korean Restaurant
GEN Restaurant Management, LLC	GRM	DE	Management
GEN Online, LLC	GEN Online	CA	Website sales
GEN Arizona Gift Cards, LLC	AZGC	AZ	Gift card Management Company
GEN Restaurant Companies, LLC	Operating Company	DE	Operating Company of Public Entity

The Company operates restaurants which are located in California, Arizona, Florida, Hawaii, Nevada, Washington, New York, Texas, New Jersey, Oregon, North Carolina, and in the country of South Korea, specializing in a variety of special flavored meats for Korean barbeque.

As of March 31, 2026, the above entities are collectively owned 100% by the controlling group. As of March 31, 2026 and December 31, 2025, there were 59 and 57 restaurants in operation, respectively.

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 and for any other interim period or future year.

(b)
Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Narrow Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

require public companies to include additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements and related disclosures.

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

(e)
Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Under the acquisition method, we recognize 100% of the assets we acquire and liabilities we assume, regardless of the percentage we own, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of the net assets and other identifiable intangible assets we acquire is recorded as goodwill. The assets we acquire, and liabilities we assume from contingencies, are recognized at fair value if we can readily determine the fair value during the measurement period. The operating results of the business the Company acquired are included in the consolidated statements of operations from the date of acquisition.

(f)
Equity-Based Compensation

The Company accounts for grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation.” The Company issued restricted stock units to its employees in 2023.

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of March 31, 2026 and December 31, 2025, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

As of March 31, 2026 and December 31, 2025, there were deposits in excess of federally insured amounts of $1.8 million and $0.8 million, respectively.

	Fair Value Measurements at March 31, 2026
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$2,561	$—	$—	$2,561
U.S. Treasury Securities (included in cash and cash equivalents)	$—	$55	$—	$55
	$2,561	$55	$—	$2,616

	Fair Value Measurements at December 31, 2025
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$1,058	$—	$—	$1,058
U.S. Treasury Securities (included in cash and cash equivalents)	$—	$55	$—	$55
	$1,058	$55	$—	$1,113

(h) Concentration Risk

The Company utilizes third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three months ended March 31, 2026, Sysco accounted for approximately 45.6% of total food costs. For the three months ended March 31, 2025 Sysco accounted for approximately 63.9% of total food costs.

During the three months ended March 31, 2026, and 2025, two third party vendors accounted for 34.8% and 41.3% of total food costs and supplies, respectively.

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

The Company started selling gift cards primarily during the fourth quarter of 2024. The Company sells gift cards which do not expire. Gift cards balances are initially recorded as unearned income. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards (“gift card breakage”). Gift card breakage income is included in revenue on the condensed consolidated statements of comprehensive loss.

(k)
Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Property and equipment under finance leases are stated at the present value of minimum lease payments.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

The estimated useful service lives are as follows:

Equipment	5 - 7 Years
Furniture and fixtures	5 - 7 Years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the three months ended March 31, 2026 and March 31, 2025 as any amounts were deemed immaterial.

(l)
Other Assets and Other Current Liabilities

Other assets as of March 31, 2026 and December 31, 2025 consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Other Assets
Security Deposits	$2,000	$1,997
Liquor Licenses	386	386
Total Other Assets	$2,386	$2,383

Other Current Liabilities as of March 31, 2026 and December 31, 2025 consist of the following:

(in thousands)	March 31, 2026	December 31, 2025
Other Current Liabilities
Sales tax payable	$1,653	$1,554
Accrued percentage rent	1,251	1,195
Misc. accrued expenses	6,751	4,974
Total Other Current Liabilities	$9,655	$7,723

(m)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended March 31, 2026 and 2025 were $1.8 million and $2.6 million, respectively.

(n)
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

March 31, 2026 and 2025

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

(o)
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

(p)
Interest (Expense) Income, net

A reconciliation of total interest cost to interest (expense) income, net as reported in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense	$(317)	$(95)
Interest income	91	155
Interest (expense) income, net	$(226)	$60

(q)
Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in the other assets line item in the accompanying condensed consolidated balance sheets.

(r)
Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated statements of comprehensive loss as restaurant sales are recorded net of sales tax.

(s)
Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended March 31, 2026 and 2025, the Company incurred approximately $976 thousand and $706 thousand in advertising expenses, respectively.

(t)
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

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of March 31, 2026, import laws and tariffs have not had a material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, construction and equipment

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

costs and other restaurant operating costs, for the remainder of fiscal 2026.

(u)
Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the three months ended March 31, 2026 and 2025.

(v)
Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the first and second quarters of 2019, second and fourth quarters of 2020 and first, second and third quarters of 2021. During the three months ended March 31, 2026 and 2025, we did not receive any ERC.

(w) Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential weighted-average dilutive shares including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Loss per Share.”

(x) Accounts Receivable

Accounts receivable consist primarily of receivable from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.

(3)
Assets and Liabilities Held for Sale

The Company accounts for assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. The reclassification occurs when the assets are available for immediate sale and the sale is probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets and liabilities of a component classified as held for sale are presented separately in the condensed consolidated balance sheets as “Assets held for sale “ and “Lease liabilities held for sale.”

On March 24, 2026, the Company entered into a partnership agreement with Chubby Cattle, Inc., related to five of its existing restaurants. Pursuant to the partnership agreement, the Company will contribute most of the assets of each restaurant in exchange for a 49% ownership in new restaurant. In connection with this transaction, the Company has recorded assets held for sale of $13.7 million, primarily consisting of property and equipment and operating lease assets held at five restaurants. The Company has recorded lease liabilities held for sale for $14.7 million, consisting of operating lease liabilities. The Company measured the assets held for sale at the lower of their carrying value or fair value. The transaction is closing over several months in the second and third quarter of 2026.

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

March 31, 2026 and 2025

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets of liabilities.

As of March 31, 2026, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$2,561	$2,561	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

		Fair Value Measurements at December 31, 2025
Money Market Account (included in Cash and Cash Equivalents)	$1,058	$1,058	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the Period Ended
(in thousands)	March 31, 2026	December 31, 2025

Equipment	$19,355	$19,554
Furniture and fixtures	8,270	8,133
Leasehold improvements	67,499	66,522
Other assets	414	414
Construction in progress	13,577	14,369
	$109,115	$108,992
Less: Accumulated depreciation and amortization	(44,438)	(43,245)
Property and Equipment, Net	$64,677	$65,747

The construction in progress balance on each of March 31, 2026 and December 31, 2025 is related to new restaurants being developed for openings expected in 2025 and 2026.

Total depreciation and amortization for the three months ended March 31, 2026 and 2025 was $2.4 million and $2.0 million, respectively, of which $2 thousand and $0 for those periods, respectively, was related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table presents information related to gift cards:

For the Period Ended
(in thousands)	March 31, 2026
Gift card liabilities:
Beginning Balance	$14,669
Gift Card Activations	1,097
Gift Card Redemptions	(6,213)
Gift Card Breakage	(673)
Ending Balance	$8,880

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

(7)
Line of Credit

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.00% as of March 31, 2026. As of March 31, 2026, the balance was $4.5 million

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% as of March 31, 2026. The balance as of March 31, 2026 was $0.3 million.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% as of March 31, 2026. The balance as of March 31, 2026 was $1.1 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% as of March 31, 2026. The balance as of March 31, 2026 was $2.8 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27,2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at March 31, 2026. The balance as of March 31, 2026 was $4.0 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both March 31, 2026 and December 31, 2025, the total principal amounts of the EIDLs were $4.2 million and $4.3 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of March 31, 2026 and December 31, 2025, the loan balance outstanding was $115 thousand and $133 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of March 31, 2026:

(in thousands)
2026 - remaining	$1,435
2027	6,840
2028	157
2029	161
2030	165
Thereafter	3,763
$12,521
Less current portion of notes payable	(1,435)
Long term portion	$11,086

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

(9)
Related Party Notes Payable

The Company did not have any outstanding balances with respect to related party note payables at March 31, 2026 and December 31, 2025.

(10)
Leases

At inception of a contract, the Company assesses whether a contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment and kitchen equipment. Our leases have remaining lease terms of less than one year up to 25 years, including options to extend many of the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of comprehensive loss and balance sheets for the periods ended March 31, 2026 and 2025:

(in thousands)		Three Months Ended March 31,
Operating lease cost	Classification	2027	2025
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,895	$3,385
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	2,015	1,799
Total operating lease cost		$5,910	$5,184

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	March 31, 2026	December 31, 2025
Operating lease assets	$140,301	$146,473
Operating lease liabilities, current	6,268	6,707
Operating lease liabilities, net of current portion	157,707	165,879
Total operating lease liabilities	$163,975	$172,586

Finance lease assets, net (in thousands)	March 31, 2026	December 31, 2025
Property and equipment, finance leases	$26	$26
Accumulated depreciation, finance leases	(6)	(4)
Property and equipment, net finance leases	$20	$22

Finance lease liabilities (in thousands)	March 31, 2026	December 31, 2025
Obligations under finance leases, current	$8	$8
Obligations under finance leases, net of current portion	12	14
Total finance lease liabilities	$20	$22

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

March 31, 2026
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.3
Finance leases	2.3
Weighted-Average Discount Rate
Operating leases	7.01%
Finance leases	7.06%

Maturities of lease liabilities as of March 31, 2026:

(in thousands)	Operating Leases	Finance Leases
2026	$12,888	$7
2027	18,728	10
2028	18,986	5
2029	19,285
2030	19,394	—
Thereafter	203,810	—
Total undiscounted lease payments	$293,091	$22
Present value discount/interest	(129,116)	(2)
Present value	163,975	20
Lease liabilities, current	6,268	8
Lease liabilities, net of current	157,707	12
Total lease liability	$163,975	$20

As of March 31, 2026, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $35.6 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2025 and have lease terms, including option periods, of 20 to 25 years.

The Company was obligated under finance leases covering certain property and equipment that expire at various dates.

Amortization of assets held under finance leases is included with depreciation expense in the condensed consolidated statements of comprehensive loss.

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

As part of the EB-5 Program operating agreement, Gen Restaurant Investment, LLC issued three units of Series II Preferred Member Interest in exchange for a 30% interest and received $1.5 million, recorded as equity. Five years from the date of issue, or after approval of the l-829 petition to USCIS, if later, the EB-5 Investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise the conversion option, the Company may exercise its call option to purchase the EB-5 Investor’s interests at fair market value. If approval of the preferred member's I-526 immigration application is denied, the Company is required to repurchase the preferred member's units for $1.5 million. The Company will also be required to repurchase the preferred member’s units if they do not receive a green card.

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

March 31, 2026 and 2025

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

For the three months ended March 31, 2026, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax (benefit) expense of ($253) thousand and ($152) thousand, respectively. The Company’s effective income tax rate before discrete items for the three months ended March 31, 2026 and 2025 was 3.7% and 7.2%, respectively.

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

As of March 31, 2026 and December 31, 2025, the Company had a liability related to its projected obligations under the TRA of $1.1 million and $1.1 million, respectively, which is reflected on the Company’s condensed consolidated balance sheets in “Tax receivable agreement liability”. During the three months ended March 31, 2026, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

As of March 31, 2026, the Company owned 16.3% of the economic interests in the Operating Company, with the remaining 83.7% of the economic interest owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of comprehensive income loss represents the portion of the income attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

Prior to March 31, 2026, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance of $44 thousand was paid in full in the third quarter of 2025, and was $0 as of March 31, 2026.

(15)
Net Loss per Share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted net loss per share for any periods for which loss per share is presented is the same as basic net income per share as the inclusion of potentially issuable shares would be antidilutive.

A calculation of the numerator and denominator used in the calculation of basic and diluted net income per share of Class A common stock is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025

Numerator:
Net loss	$(7,199)	$(1,964)
Less: Net loss attributable to non-controlling interest	(6,033)	(1,663)
Net loss attributable to Class A common stockholders	$(1,166)	$(301)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	5,332	5,013

Net loss per share of Class A common stock - basic and diluted	$(0.22)	$(0.06)

For the three months ended March 31, 2026 and 2025, 27,599,810 and 27,681,719, respectively, shares of Class B common stock was excluded from the weighted-average in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive. In addition, for the three months ended March 31, 2026 and 2025, 372,600 warrants in each period, and 879,000 and 1,092,000 restricted stock units, respectively, were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net loss per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net loss per share for Class B common stock have not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted restricted stock units (“RSUs”) to certain team members that generally vest on the five-year anniversary of the grant date, or over a five-year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock-based compensation for the three months ended March 31, 2026 and 2025, was $734 thousand and $734 thousand, respectively, and is included in general and administrative expenses.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

	For the three month period ended
RSUs (in thousands)	March 31, 2026	March 31, 2025
Non-vested - beginning	696	928
Granted	(16)	—
Vested	—	—
Canceled	—	—
Non-vested - ending	680	928

The aggregate fair value of the RSUs granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $6.3 million as of March 31, 2026, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

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

(18) Segment Information

The Company operates 59 Gen Korean BBQ restaurants in the United States and South Korea. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net (loss) income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission.

	Three Months Ended March 31,
(in thousands)	2026	2025

Segment revenue	$53,897	$57,337
Less:
Food cost	20,503	19,262
Payroll and benefits	17,278	18,189
Occupancy expenses	5,779	5,091
Operating expenses	6,483	5,926
Depreciation and amortization	2,384	2,027
Pre-opening costs	1,781	2,648
Segment Income from Operations	(311)	4,194
Reconciliation:
General and administrative	6,897	6,370
Interest expense (income), net	226	(60)
Other costs	6	—
Loss on foreign currency	12	—
Equity in loss of equity method investee	—	—
Net loss before taxes	$(7,452)	$(2,116)

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2026 and 2025

(19)
Subsequent Events

Line of Credit

During April and May 2026, the Company withdrew an aggregate of $2.6 million from the PCB Bank line of credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of GEN Restaurant Group, Inc., included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). The terms “we”, “our”, and “us” as used herein refer to the Operating Company and its consolidated subsidiaries prior to the IPO and related transactions described in this Form 10-Q and to GEN Restaurant Group, Inc. and its consolidated subsidiaries, including the Operating Company, following the IPO and related transactions.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 59 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon, New Jersey, Washington, North Carolina, Florida and six stores in South Korea. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across our restaurants.

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

Business Trends

During 2023 and 2024 we opened six new restaurants. During the year 2025, we opened 15 new restaurants, including six in South Korea. In the first quarter of 2026, we opened two restaurants in Tucson, AZ and Denton, TX. We plan to open a total of five to seven new restaurant locations during 2026.

We are also expanding our CPG business division to sell our unique products with a target of 2,000 grocery store locations by the end of 2026 across the country.

Recent Events Concerning Our Financial Position

On September 29, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.00% as of March 31, 2026. The balance outstanding under the line of credit is $4.5 million as of March 31, 2026.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.00% as of March 31, 2026. The balance as of March 31, 2026 was $1.1 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Index rate (prime rate), which equals 7.00% as of March 31, 2026. The balance as of March 31, 2026 was $2.8 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at March 31, 2026. The balance as of March 31, 2026 was $4.0 million.

We assessed our long-lived assets for potential impairment each quarter with the result that no impairment charges were recorded in any of the periods presented.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include Net (Loss) Income Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Restaurant-Level Adjusted EBITDA, Restaurant-Level Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share - basic and diluted, Adjusted earnings (loss) per share (“EPS”), Average Unit Volumes, comparable restaurant sales growth, the number of restaurant openings and revenue per square foot.

Net (Loss) Income Margin

Net (Loss) Income Margin is net income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net (loss) income excluding interest expense, net, income taxes, depreciation and amortization, stock-based compensation, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense related to pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

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

Adjusted Net (Loss) Income and Adjusted EPS

Adjusted Net (Loss) Income represents net (loss) income, adjusted for pre-opening costs, gain on remeasurement of previously held interest and stock-based compensation, and the related tax impact of the adjustments. Adjusted net (loss) income per share is defined as adjusted net income divided by the weighted-average number of shares of Class A common stock outstanding for the applicable period.

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

The following table shows the AUV for the twelve months ended March 31, 2026 and 2025:

	Twelve Months Ended March 31,
	2026	2025
(in thousands)
Average Unit Volume	$5,069	$5,403

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

	Three Months Ended March 31,
	2026	2025
Comparable restaurant sales change (%)	(8.8)%	(9.1)%
Comparable restaurant base	38	31

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Restaurant activity
Beginning of period	57	43
Openings	2	6
Closings	—	—
End of period	59	49

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the 18 month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve months ended March 31, 2026 and 2025:

	Twelve Months Ended March 31,
	2026	2025
Revenue per square foot	$701	$799

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

Interest (expense) income, net. Interest (expense) income, net reflects income earned on deposits, net of cash and non-cash charges related to our outstanding debt and finance lease obligations.

(Benefit) provision for income taxes. Represents federal, state, and local current and deferred income tax (benefit) expense.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table presents selected comparative results of operations for the three months ended March 31, 2026 and 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended March 31,		Increase/(Decrease)
($ amounts in thousands)	2026	2025	Amount	%

Revenue	$53,897	$57,337	$(3,440)	(6.0)%
Restaurant operating expenses:
Food cost	20,503	19,262	1,241	6.4%
Payroll and benefits	17,278	18,189	(911)	(5.0)%
Occupancy expenses	5,779	5,091	688	13.5%
Operating expenses	6,483	5,926	557	9.4%
Depreciation and amortization	2,336	1,993	343	17.2%
Pre-opening costs	1,781	2,648	(867)	(32.7)%
Total restaurant operating expenses	54,160	53,109	1,051	2.0%
General and administrative	6,897	6,370	527	8.3%
Depreciation and amortization - corporate	48	34	14	41.2%
Total costs and expenses	61,105	59,513	1,592	2.7%
(Loss) income from operations	(7,208)	(2,176)	(5,032)	231.3%
Other loss	(6)	—	(6)	100.0%
Loss on foreign currency	(12)	—	(12)	100.0%
Interest (expense) income), net	(226)	60	(286)	(476.7)%
Net loss before income taxes	(7,452)	(2,116)	(5,336)	252.2%
(Benefit) provision for income taxes	(253)	(152)	(101)	66.4%
Net loss	(7,199)	(1,964)	(5,235)	266.5%
Net loss attributable to non-controlling interest	(6,033)	(1,663)	(4,370)	262.8%
Net loss attributable to GEN Restaurant Group, Inc.	$(1,166)	$(301)	$(865)	287.4%

	% of Revenue
	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Restaurant operating expenses:
Food costs	38.0%	33.6%
Payroll and benefits	32.1%	31.7%
Occupancy expenses	10.7%	8.9%
Operating expenses	12.0%	10.3%
Depreciation and amortization	4.3%	3.5%
Pre-opening costs	3.3%	4.6%
Total restaurant operating expenses	100.5%	92.6%
General and administrative	12.8%	11.1%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	113.4%	103.8%
Income from operations	(13.4)%	(3.8)%
Other loss	(0.0)%	0.0%
Loss on foreign currency	(0.0)%	0.0%
Interest (expense) income,net	(0.4)%	0.1%
Net loss before income taxes	(13.8)%	(3.7)%
(Benefit) provision for income taxes	(0.5)%	(0.3)%
Net loss	(13.4)%	(3.4)%
Net loss attributable to non-controlling interest	(11.2)%	(2.9)%
Net loss attributable to GEN Restaurant Group, Inc.	(2.2)%	(0.5)%

Revenues. Revenues were $53.9 million for the three months ended March 31, 2026, compared to $57.3 million for the three months ended March 31, 2025, a decrease of $3.4 million, or 6.0%. This reflects decreases in revenue in our comparable store base, partially offset by the increase in revenue from having 59 restaurants open in the three months ended March 31, 2026 compared to 49 restaurants open in the three months ended March 31, 2025.

Food costs. Food costs were $20.5 million for the three months ended March 31, 2026, compared to $19.3 million for the three months ended March 31, 2025, an increase of $1.2 million, or 6.4%. The increase in food costs reflects inflationary cost increases and more restaurants in operation. As a percentage of revenue, food costs increased to 38.0% from 33.6%.

Payroll and benefits. Payroll and benefits costs were $17.3 million for the three months ended March 31, 2026, compared to $18.2 million for the three months ended March 31, 2025, a decrease of $0.9 million, or 5.0%, as the Company implemented labor efficiencies. As a percentage of revenue, payroll and benefits costs increased slightly from 31.7% to 32.1%.

Occupancy expenses. Occupancy expenses were $5.8 million for the three months ended March 31, 2026 compared to $5.1 million for the three months ended March 31, 2025, an increase of $0.7 million, or 13.5%. The increase in occupancy expenses reflects the addition of 10 new locations. As a percentage of revenue, occupancy expenses were 10.7% in the three months ended March 31, 2026 compared to 8.9% in the three months ended March 31, 2025.

Operating expenses. Operating expenses were $6.5 million for the three months ended March 31, 2026 compared to $5.9 million for the three months ended March 31, 2025, an increase of $0.6 million, or 13.5%, as expenses increased to support revenue growth from the new stores and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 12.0% in the three months ended March 31, 2026 and 10.3% in the three months ended March 31, 2025.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.3 million for the three months ended March 31, 2026 and $2.0 million for the three months ended March 31, 2025. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.3% during the three months ended March 31, 2026 and 3.5% during the three months ended March 31, 2025, with the increase related to more restaurants in operation.

Pre-opening costs. Pre-opening costs were $1.8 million for the three months ended March 31, 2026 compared to $2.7 million for the three months ended March 31, 2025.This represents less restaurants in development during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

General and administrative expenses. General and administrative expenses were $6.9 million for the three months ended March 31, 2026 compared to $6.4 million for the three months ended March 31, 2025, an increase of $0.5 million, or 8.3%. The increase is primarily due to additional marketing costs. As a percentage of revenue, general and administrative expenses increased from 11.1% for the three months ended March 31, 2025 to 12.8% for the three months ended March 31, 2026.

Other loss. Consists of a legal settlement accrual in each period presented.

Interest (expense) income, net. During the three months ended March 31, 2026, interest expense, net was $226 thousand compared to $60 thousand of interest income, net during the three months ended March 31, 2025. The increase in interest expense is related to higher debt levels, partially offset by lower net interest income was primarily due to the interest income earned on the proceeds from the IPO transaction and the reduction of proceeds used for development of new restaurants.

Benefit (provision) for income taxes. Represents federal, state, and local current and deferred income tax expense (benefit).

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net (loss) income excluding interest (income) expense, income taxes, depreciation and amortization, and also excludes non-recurring and certain other non-cash items, such as stock-based compensation expense, employee retention credits, litigation accruals, non-cash lease expense, non-cash lease expense included in pre-opening costs and gain on remeasurement of previously held interest. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures reflect normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2026 and 2025.

(amounts in thousands)	Three Months Ended March 31,
	2026	2025

EBITDA:
Net loss	$(7,199)	$(1,964)
Net Loss Margin	(13.4)%	(3.4)%
Interest (income) expense, net	226	(60)
Benefit for income taxes	(253)	(152)
Depreciation and amortization	2,384	2,027
EBITDA	$(4,842)	$(149)
EBITDA Margin	(9.0)%	(0.3)%

Adjustments to EBITDA:
EBITDA	$(4,842)	$(149)
Stock-based compensation expense(1)	734	734
Litigation accrual (2)	6	—
Non-cash lease expense (3)	140	90
Non-cash lease expense included in pre-opening costs (4)	802	574
Adjusted EBITDA	$(3,160)	$1,249
Adjusted EBITDA Margin	(5.9)%	2.2%

(1)
Stock-based compensation expense: During all periods presented, we incurred expenses related to the granting of restricted stock units to employees.
(2)
Litigation accrual: This is an expense related to a specific, one-time, litigation claim. See “Note 11 - Commitments and Contingencies” in the condensed consolidated financial statements.
(3)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(4)
Non-cash lease expense related to pre-opening costs: Cost for restaurants in development in which the lease expense is greater than the contractual rent paid.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

We define Restaurant-Level Adjusted EBITDA as loss from operations plus adjustments to add-back the following expenses: depreciation and amortization, pre-opening costs, general and administrative expense, and non-cash lease expense. We define Restaurant-Level Adjusted EBITDA Margin as Restaurant-Level Adjusted EBITDA divided by revenue.

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

The following table reconciles Income from Operations to Restaurant-Level Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Loss from Operations	$(7,208)	$(2,176)
Loss Margin from Operations	(13.4)%	(3.8)%
Depreciation and amortization	2,384	2,027
Pre-opening costs	1,781	2,648
General and administrative	6,897	6,370
Non-cash lease expense	140	90
Restaurant-Level Adjusted EBITDA	$3,994	$8,959
Restaurant-Level Adjusted EBITDA Margin	7.4%	15.6%

Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share - basic and diluted, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with GAAP. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share - basic and diluted, Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin may not be comparable to other similarly titled measures presented by other companies, because all companies may not calculate Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted net (loss) income, Adjusted net (loss) income attributable to Class A common stock per share, Restaurant-Level Adjusted EBITDA, and Restaurant-Level Adjusted EBITDA Margin in the same fashion. These non-GAAP financial measures have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconcile net (loss) income to Adjusted net (loss) income and Adjusted net income per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Net loss	$(7,199)	$(1,964)
Pre-opening costs	1,781	2,648
Stock-based compensation	734	734
Legal settlement	6	—
Tax impact of adjustments	(119)	(155)
Benefit (provision) for income taxes	253	152
Adjusted Net (loss) income	(4,544)	1,415
Less: Adjusted net (loss) income attributable to non-controlling interest	(3,808)	1,225
Adjusted net (loss) income attributable to GEN Restaurant Group, Inc.	(736)	190

Adjusted Net (loss) income attributable to Class A common stock - basic and diluted	$(736)	$190

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,332	5,013

Adjusted Net (loss) income per share of Class A common stock - basic and diluted	$(0.14)	$0.04

Liquidity and Capital Resources

As of March 31, 2026 we had $4.4 million of cash and $37.8 million of working capital deficit, which is calculated by subtracting current liabilities from current assets, compared with $2.8 million in cash and $31.3 million of working capital deficit as of December 31, 2025.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures. During the year ended 2025, we opened 15 new restaurants which were all self-funded. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
(amounts in thousands)
Summary of Cash Flows
Net cash provided by operating activities	$2,685	$2,154
Net cash used in investing activities	(3,352)	(6,829)
Net cash provided by (used in) financing activities	2,412	(3,636)

Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2026 was $2.7 million, the result of net loss of $7.2 million, adjusted by non-cash charges of depreciation and amortization of $2.4 million, amortization of operating lease assets of $1.9 million, and stock-based compensation expense of $0.7 million. The net cash outflows from changes in operating assets and liabilities were collectively an increase of $5.1 million.

Net cash provided by operating activities during the three months ended March 31, 2025 was $2.1 million, the result of net loss of $2.0 million, adjusted by non-cash charges of depreciation and amortization of $2.0 million, and amortization of operating lease assets of $1.6 million, stock-based compensation of $0.7 million. The net cash outflows from changes in operating assets and liabilities were collectively a decrease of $52 thousand.

Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026 was $3.4 million, reflecting the purchase of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2025 was $6.8 million, reflecting the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $2.4 million, primarily due to net proceeds on the PCB Bank line of credit of $3.5 million, partially offset by payments of $1.1 million on third party notes payable.

Net cash used in financing activities during the three months ended March 31, 2025 was $3.6 million, primarily due to a payment of $3.0 million on the line of credit and $200 thousand for the repurchase of common stock.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2026, the effect of exchange rate changes on cash and cash equivalents primarily reflects the translation impact from fluctuations in the value of the South Korean won relative to the U.S. dollar. During the three months ended March 31, 2026, the won experienced modest depreciation against the U.S. dollar, resulting in a loss on foreign currency translation of $12 thousand compared to $0 in the comparative period.

Material Cash Requirements

As of March 31, 2026, we had $15.0 million in contractual obligations relating to debt, including EIDL loans payable. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operation lease obligations, See “Note 10 - Leases” in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Operating and Finance Leases

Our office leases provide for fixed minimum rent payments. Our restaurant leases provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when earned and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expenses are included in the occupancy expenses line item, while office lease expenses are included in the general and administrative expenses line item in the accompanying condensed consolidated statements of comprehensive loss.

We currently lease all of our restaurant locations, corporate office, and some of the equipment used in our restaurants. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842), or “Topic 842,” using a modified retrospective approach. See “Note 10—Leases” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and some of our equipment leases are classified as finance leases.

Assets we acquired under finance lease arrangements are recorded at the lower of the present value of future minimum lease payments or fair value of the assets at the inception of the lease. Finance lease assets are amortized over the shorter of the useful life of the assets or the lease term, and the amortization expense is included in depreciation and amortization on the accompanying condensed consolidated financial statements.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on a quarterly basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment loss was recognized during any of the periods presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act (the “JOBS Act”), and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if 1) we have more than $1.235 billion in annual revenue, 2) we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months) or 3) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

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

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, including the first three months of 2026, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Interest Rate Risk

We are exposed to market interest rates by accessing our line of credit and our $8.3 million of outstanding loans from PCB Bank, which bear interest at the Wall Street Journal Prime Rate plus 0.25%.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors associated with our business previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, except that the following risk factor is deleted:

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will solely depend on appreciation in the price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended March 31, 2026.

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

GEN Restaurant Group, Inc.

Date: May 14, 2026	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Thomas V. Croal
Thomas V. Croal
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)