Form 10-Q
period 2026-06-30
GEN Restaurant Group, Inc.
filed 2026-08-10
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 5,364,808 shares of Class A common stock, $0.001 par value per share, outstanding and 27,599,810 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)	June 30, 2026	December 31, 2025
	(unaudited)
Current assets:
Cash and cash equivalents	$5,930	$2,824
Inventories	2,111	1,212
Accounts receivable	2,026	10,422
Income tax receivable	834	742
Prepaid expenses and other current assets	5,901	7,546
Total current assets	16,802	22,746
Property and equipment, net	63,281	65,747
Goodwill	9,498	9,498
Operating lease assets, net	139,519	146,473
Deferred tax asset	13,449	13,009
Assets held for sale	2,955	—
Other assets	2,280	2,383
Total assets	$247,784	$259,856
Liabilities and equity
Current liabilities
Accounts payable	16,538	14,822
Accrued salaries and benefits	2,935	2,450
Accrued interest	76	77
Notes payable, current	2,761	2,812
Line of credit	12,050	1,000
Obligations under finance leases, current	9	8
Operating lease liabilities, current	6,305	6,707
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	6,747	14,669
Other current liabilities	7,247	7,723
Total current liabilities	58,474	54,074
Notes payable, net of current portion	9,205	10,795
Tax receivable agreement liability	1,088	1,088
Obligations under finance leases, net of current	10	14
Operating lease liabilities, net of current portion	157,848	165,879
Lease liabilities held for sale	3,692	—
Total liabilities	230,317	231,850
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity; Redeemable units for 30% of Gen Restaurant Investment, LLC, redemption amount of $1,500 as of June 30, 2026 and December 31, 2025.	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 5,364,808 shares issued and outstanding and 5,265,565 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	5	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 27,599,810 shares issued and outstanding and 27,681,719 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	28	28
Additional paid-in capital	16,414	14,796
Accumulated other comprehensive income	(147)	7
Retained Earnings (accumulated deficit)	(4,031)	(2,111)
Non-controlling interest	3,899	13,982
Treasury stock	(201)	(201)
Total permanent equity	15,967	26,506
Total liabilities, mezzanine equity, and permanent equity	$247,784	$259,856

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
	(unaudited)
Revenue	$55,729	$55,041	$109,626	$112,377
Restaurant operating expenses:
Food cost	21,775	18,623	42,278	37,885
Payroll and benefits	15,614	16,561	32,892	34,749
Occupancy expenses	5,334	5,121	11,113	10,212
Operating expenses	6,755	5,905	13,238	11,831
Depreciation and amortization	2,354	2,221	4,690	4,214
Pre-opening costs	1,327	2,051	3,108	4,699
Total restaurant operating expenses	53,159	50,482	107,319	103,590
General and administrative	7,113	6,403	14,010	12,773
Loss on lease termination	611	—	611	—
Gain on deconsolidation of restaurants	(53)	—	(53)	—
Depreciation and amortization - corporate	51	36	99	70
Total costs and expenses	60,881	56,921	121,986	116,433
(Loss) income from operations	(5,152)	(1,880)	(12,360)	(4,056)
Employee retention credits	—	313	—	313
Other gain (loss)	621	(300)	615	(300)
Gain (loss) on foreign currency	1	(14)	(11)	(14)
Interest (expense) income, net	(314)	67	(540)	127
Net loss before income taxes	(4,844)	(1,814)	(12,296)	(3,930)
(Benefit) provision for income taxes	(211)	(116)	(464)	(268)
Net loss	(4,633)	(1,698)	(11,832)	(3,662)
Less: Net loss attributable to non-controlling interest	(3,879)	(1,437)	(9,910)	(3,100)
Net loss attributable to GEN Restaurant Group, Inc.	(754)	(261)	(1,922)	(562)

Net loss attributable to Class A common stockholders	$(754)	$(261)	$(1,922)	$(562)

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,364	5,132	5,348	5,073

Net loss per share of Class A common stock - basic and diluted	$(0.14)	$(0.05)	$(0.36)	$(0.11)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(20)	$150	$(154)	$150
Comprehensive loss	(4,653)	(1,548)	(11,986)	(3,512)
Less: Comprehensive loss attributable to non-controlling interest	(3,879)	(1,310)	(9,910)	(2,973)
Comprehensive loss attributable to GEN Restaurant Group, Inc.	$(774)	$(238)	$(2,076)	$(539)

See Note 15 for calculation of net loss per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three and six months ended June 30, 2026 and June 30, 2025

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	capital		Earnings	Interest	(deficit)
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	-	$-	$11,782	$-	$916	$31,387	$44,118
Net loss									(301)	(1,663)	(1,964)
Stock-based compensation							734				734
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)							105				105
Exchange of noncontrolling interest for Class A common stock	125,397		(125,397)				142			(142)	-
Purchase of Class A common stock under stock repurchase plan					33,338	(201)					(201)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	33,338	$(201)	$12,763	$-	$615	$29,582	$42,792
Net loss									(261)	(1,437)	(1,698)
Foreign currency translation adjustment								150			150
Stock-based compensation	93,794						734				734
Adjustment to tax liabilities and assets under TRA (1)							36				36
Exchange of noncontrolling interest for Class A common stock	78,796		(78,796)				84			(84)	-
Dividends paid $0.03 per share							(157)				(157)
Distributions paid to Non-controlling interest - $0.03 per share							-			(831)	(831)
Balance, June 30, 2025	5,211,051	$5	27,682,719	$28	33,338	$(201)	$13,460	$150	$354	$27,230	$41,026

(1) See Note 12 - Tax Receivable Agreement, for more information.

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares		Additional paid-in	Accumulated Other Comprehensive Gain (Loss)	Retained	Non- Controlling	Stockholders' Equity/ Members' equity
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	capital		Earnings	Interest
Balance, December 31, 2025	5,265,565	$5	27,681,719	$28	33,338	$(201)	$14,796	$7	$(2,111)	$13,982	$26,506
Net loss									(1,166)	(6,033)	(7,199)
Stock-based compensation							734				734
Shares issued upon RSU vesting	16,667										-
Exchange of non-controlling interest for Class A common stock	81,909		(81,909)				171			(171)	-
Net change in foreign currency translation adjustment								(134)			(134)
Balance, March 31, 2026	5,364,141	$5	27,599,810	$28	33,338	$(201)	$15,701	$(127)	$(3,277)	$7,778	$19,907
Net loss									(754)	(3,879)	(4,633)
Stock-based compensation							734				734
Adjustment to tax liabilities and assets under TRA (1)							(21)				(21)
Shares issued upon RSU vesting	667										-
Exchange of non-controlling interest for Class A common stock											-
Net change in foreign currency translation adjustment								(20)			(20)
Balance, June 30, 2026	5,364,808	$5	27,599,810	$28	33,338	$(201)	$16,414	$(147)	$(4,031)	$3,899	$15,967

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025
	(unaudited)
Cash flows from operating activities
Net loss	$(11,832)	$(3,662)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	4,789	4,284
Stock-based compensation	1,468	1,468
Amortization of operating lease assets	3,647	3,235
Loss on lease termination	611	—
Gain on deconsolidation of restaurants	(53)	—
Deferred tax expense	(440)	(268)
Changes in operating assets and liabilities:
Accounts receivable	8,396	2,378
Inventories	(898)	(173)
Income tax receivable	(91)	(563)
Prepaid expenses and other current assets	1,645	1,385
Other assets	104	(386)
Accounts payable	1,721	(284)
Accrued salaries and benefits	484	(282)
Accrued interest	(1)	13
Gift card liabilities	(7,922)	(3,092)
Other current liabilities	(477)	2,014
Operating lease liabilities	(1,977)	(587)
Net cash (used in) provided by operating activities	(826)	5,480
Cash flows from investing activities
Purchase of property and equipment	(5,318)	(16,467)
Net cash used in investing activities	(5,318)	(16,467)
Cash flows from financing activities
Payments on EIDL loans	(53)	(52)
Payments on finance leases	(4)	(9)
Payments on third party loans	(1,589)	(979)
Payment on line of credit	(2,500)	(3,000)
Proceeds from line of credit	13,550	—
Proceeds from third party loans	—	2,000
Payments under stock repurchase plan	—	(200)
Distributions paid on NCI	—	(831)
Dividends paid on common stock	—	(157)
Net cash provided by (used in) financing activities	9,404	(3,228)
Effects of exchange rate changes on cash	(154)	150
Net change in cash and cash equivalents	3,106	(14,065)
Cash and cash equivalents at beginning of period	2,824	23,675
Cash and cash equivalents at end of the period	$5,930	$9,610
Supplemental disclosures of other cash flow information:
Cash paid for interest	$225	$114
Cash paid for taxes	3	291
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	93	843
Leased assets obtained in exchange for new operating lease liabilities	9,472	13,717
Effect of lease modification	(475)	—
Adjustments to tax liabilities and assets under TRA	—	141
Exchange of NCI for Class A common stock	171	225
Reclassification of ROU assets and property and equipment, net into assets held for sale	(11,710)	—
Reclassification of operating lease liabilities into liabilities held for sale	14,701	—
Reclassification of assets held for sale and liabilities held for sale into equity method investment	—	—

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

(1)
Organization and Description of Business

The accompanying condensed consolidated financial statements represent the condensed consolidated balance sheets, statements of comprehensive loss, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following table lists the Company’s restaurants in operation as of June 30, 2026:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International Inc. (S Corp)	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN El Paso, LP	GEN El Paso	TX	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Waco, LP	GEN Waco	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary , LP	GEN Cary	NC	Restaurant
GEN San Diego, LP	GEN La Jolla	CA	Restaurant
GEN K Sadang, LLC	GEN Sadang	Korea	Restaurant
GEN K Ilsan, LLC	GEN Ilsan	Korea	Restaurant
GEN K Wiyre, LLC	GEN Wirye	Korea	Restaurant
	Kan Wiyre	Korea	Restaurant
GEN Tucson, LP	GEN Tucson	AZ	Restaurant
GEN Denton, LP	GEN Denton	TX	Restaurant
GEN McAllen, LLC	GEN McAllen	TX	Restaurant

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

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

The Company operates restaurants which are located in California, Arizona, Florida, Hawaii, Nevada, Washington, New York, Texas, Oregon, North Carolina, and in the country of South Korea, specializing in a variety of special flavored meats for Korean barbeque.

As of June 30, 2026, the above entities are collectively owned 100% by the controlling group. As of June 30, 2026 and December 31, 2025, there were 54 and 57 restaurants in operation, respectively. During the three months ended June 30, 2026, the Company closed six restaurants, including two in Korea, (GEN Guwol and KAN Sushi Guwol) and four restaurants (San Antonio, Texas, Mountain View, California, Edison, New Jersey and Jacksonville, Florida) that were closed as part of the previously disclosed Chubby Cattle transaction and became unconsolidated equity method investments.

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
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). These unaudited condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 and for any other interim period or future year.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which require public companies to include additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific type of expense included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the impact that the adoption of these ASUs will have on the consolidated financial statements and related disclosures.

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

(f)
Equity-Based Compensation

The Company accounts for grants of equity awards to employees in accordance with ASC Topic 718, “Stock Based Compensation.” The Company issued restricted stock units (“RSUs”) to its employees in 2023.

The Company estimates the fair value of the RSUs on the grant-date and recognizes the resulting fair value over the requisite service period. The fair value of each RSU or award is determined based upon the value of the common stock granted. The Company has elected to treat stock-based awards with graded vesting schedules and time-based service conditions as a single award and recognizes stock-based compensation on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur.

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of June 30, 2026 and December 31, 2025, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Short-term investments are classified as available for sale securities, which are carried at fair value, with changes in fair value reported in earnings. Cash equivalents also include credit card transactions in transit.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

As of June 30, 2026 and December 31, 2025, there were deposits in excess of federally insured amounts of $3.8 million and $0.8 million, respectively.

	Fair Value Measurements at June 30, 2026
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total
(in thousands)
Money Market Accounts (included in cash and cash equivalents)	$2,030	$—	$—	$2,030
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$—	$—	$55
	$2,085	$—	$—	$2,085

	Fair Value Measurements at December 31, 2025
	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$1,058	$—	$—	$1,058
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$—	$—	$55
	$1,113	$—	$—	$1,113

(h)
Concentration Risk

The Company utilizes third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and six months ended June 30, 2026, Sysco accounted for approximately 59.6% and 57.9% of total food costs, respectively. For the three and six months ended June 30, 2025 Sysco accounted for approximately 62.6% and 71.8% of total food costs, respectively.

During the three months ended June 30, 2026, two third party vendors accounted for 20.1% and 25.7%, respectively, of total food costs.

During the three and six months ended June 30, 2025, two third party vendors accounted for 32.5% and 34.8%, respectively, of total food costs.

As of June 30, 2026, one wholesale customer accounted for 34.0% of outstanding accounts receivable. As of December 31, 2025, Costco gift cards accounted for 93.0% of outstanding accounts receivable.

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

June 30, 2026 and 2025

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the six months ended June 30, 2026 and June 30, 2025 as any amounts were deemed immaterial.

(l)
Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid Expenses and Other Current Assets
Development and pre-opening	$2,602	$2,590
Insurance and property taxes	162	1,379
Marketing	649	1,467
Equipment	366	332
Subscription services	128	177
Conference/Supplies	28	7
Other	1,966	1,594
Total Prepaid and Other Current Assets	$5,901	$7,546
(m)
Other Assets and Other Current Liabilities

Other assets as of June 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Other Assets
Security Deposits	$1,894	$1,997
Liquor Licenses	386	386
Total Other Assets	$2,280	$2,383

Other Current Liabilities as of June 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Other Current Liabilities
Sales tax payable	$1,049	$1,554
Accrued percentage rent	1,008	1,195
Misc. accrued expenses	5,190	4,974
Total Other Current Liabilities	$7,247	$7,723

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended June 30, 2026 and 2025 were $1.3 million and $2.1 million, respectively. Pre-opening costs for the six months ended June 30, 2026 and 2025 were $3.1 million and $4.7 million, respectively.

(o)
Income Taxes

Prior to the Company’s initial public offering (the “IPO”), the Company and its related entities were organized as limited liability companies or limited partnerships and are treated as pass-through entities for federal and state income tax purposes. As the Operating Company and its related entities (other than GEN Inc.) have elected to be treated as partnerships for income tax purposes and are not subject to federal or state income taxes, income or loss is included in the tax returns of the members or the partners of the Operating Company and its related entities based on their respective shares.

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

(q) Interest (Expense) Income, net

A reconciliation of total interest expense to interest (expense) income, net as reported in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$(408)	$(145)	$(725)	$(240)
Interest income	94	212	185	367
Interest (expense) income, net	$(314)	$67	$(540)	$127

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

June 30, 2026 and 2025

restaurant sales are recorded net of sales tax.

(t) Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended June 30, 2026 and 2025, the Company incurred approximately $916 thousand and $638 thousand in advertising expenses, respectively.

For the six months ended June 30, 2026 and 2025, the Company incurred approximately $1.9 million and $1.3 million in advertising costs, respectively.

(u) Risks and Uncertainties.

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

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2026.

(v) Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the six months ended June 30, 2026 and 2025.

(w) Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the second and fourth quarters of 2020, and the first, second and third quarters of 2021. During the three months ended June 30, 2025, we recorded an aggregate benefit of $313 thousand in our condensed consolidated statements of comprehensive loss to reflect the ERC. During the three and six months ended June 30, 2026, we did not receive any ERC credits to record.

(x) Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential weighted-average dilutive shares including stock options, RSUs, dividend equivalent units, restricted stock awards, and Class B Common Units exchangeable for shares of Class A common stock. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. See “Note 15—Net Loss per Share.”

(y) Accounts Receivable

Accounts receivable consist primarily of receivables from various retail customers of our CPG business, including Costco Wholesale Corporation (“Costco”), and from Costco for gift card sales. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.

(z) Near Term Maturity

As of June 30, 2026 the Company had $12.0 million outstanding under its $20.0 million line of credit with PCB Bank, which matures on September 25, 2026 (see Note 7, “Line of Credit”). The Company also has notes payable of $3.4 million coming due within twelve months from the date of issuance of these financial statements. Management evaluated these conditions, initially without regard to plans not yet fully implemented, in assessing the Company’s ability to meet its obligations as they become due within one year after the date these condensed consolidated financial statements are issued.

Management’s plans to address these conditions include: (i) renewal of the line of credit, which has been renewed in each of the two preceding years and which management believes is probable of being renewed prior to maturity; Management concluded that it is probable these plans will be effectively implemented within one year after the date these consolidated financial statements are issued and that, when implemented, they will address the conditions described above. Accordingly, management believes the Company’s

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

cash, expected cash flows from operations and available borrowings will be sufficient to fund its operations, lease obligations, debt service and capital expenditures for at least twelve months following the issuance of these consolidated financial statements.

(3)
Assets and Liabilities Held for Sale

The Company accounts for assets held for sale in accordance with ASC 360 at the lower of carrying value or fair value less costs to sell. The reclassification occurs when the assets are available for immediate sale and the sale is probable. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets and liabilities of a component classified as held for sale are presented separately in the condensed consolidated balance sheets as “Assets held for sale” and “Lease liabilities held for sale.”

On March 24, 2026, the Company entered into a partnership agreement with Chubby Cattle, Inc. (“Chubby Cattle”), related to five of its existing restaurants. Pursuant to the partnership agreement, the Company contributes substantially all of the assets of each restaurant to a newly formed entity in exchange for a 49% ownership interest in that entity, with Chubby Cattle holding the remaining 51% interest and serving as manager of each entity. Upon signing, the Company classified the related assets and lease liabilities of the five restaurants as held for sale, measured at the lower of their carrying value or fair value less costs to sell.

During the three months ended June 30, 2026, the Company completed the transfer of four of the five restaurants: Jacksonville, Florida and San Antonio, Texas on April 30, 2026, and Mountain View, California, and Edison, New Jersey on May 31, 2026. At each transfer date, the Company deconsolidated the restaurant and derecognized the related assets and liabilities, consisting in the aggregate of assets held for sale of $10.8 million (operating lease assets of $9.2 million and property and equipment of $1.6 million) and lease liabilities held for sale of $11.0 million. The Company’s retained 49% interests were recorded at an initial fair value of zero, consistent with the fair value of the underlying restaurant assets reflected in the Company’s impairment assessment as of December 31, 2025 and are accounted for under the equity method. The Company also committed to fund two months of rent for each restaurant following its transfer, and these amounts, totaling $0.2 million, were charged against the gain on deconsolidation. The resulting net gain of $53 thousand is presented as “Gain on deconsolidation of restaurants” in the condensed consolidated statements of comprehensive loss. Because the carrying amount of the Company’s equity investment is zero and the Company has no obligation to fund losses of the new entities, the Company will not record its share of the entities’ losses, if any, and will resume recognizing its share of earnings only if and when its share of cumulative earnings exceeds its share of cumulative unrecognized losses.

The remaining restaurant, located in Sacramento, California, continues to be classified as held for sale as of June 30, 2026, with assets held for sale of $3.0 million, primarily consisting of operating lease assets and property and equipment, and lease liabilities held for sale of $3.7 million, consisting of operating lease liabilities. The transfer of this restaurant is expected to be completed in the third quarter of 2026.

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

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

As of June 30, 2026, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds. The Company's financial assets based on Level 1 inputs consist of U.S. treasury securities.

		Fair Value Measurements at June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in Cash and Cash Equivalents)	$2,030	$2,030	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

		Fair Value Measurements at December 31, 2025
Money Market Account (included in Cash and Cash Equivalents)	$1,058	$1,058	$—	$—
U.S. Treasury Securities (included in Cash and Cash Equivalents)	$55	$55	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

	For the Period Ended
(in thousands)	June 30, 2026	December 31, 2025

Equipment	$19,860	$19,554
Furniture and fixtures	8,291	8,133
Leasehold improvements	69,061	66,522
Other assets	414	414
Construction in progress	12,422	14,369
	$110,048	$108,992
Less: Accumulated depreciation and amortization	(46,767)	(43,245)
Property and Equipment, Net	$63,281	$65,747

The construction in progress balance on each of June 30, 2026 and December 31, 2025 is related to new restaurants being developed for openings expected in 2026 and 2027.

Total depreciation and amortization for the three months ended June 30, 2026 and 2025 was $2.4 million and $2.3 million, respectively, of which $2 thousand and $1 thousand for those periods, respectively, was related to assets acquired under a finance lease.

Total depreciation and amortization for the six months ended June 30, 2026 and 2025 was $4.8 million and $4.3 million, respectively, of which $4 thousand and $1 thousand for those periods, respectively, was related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table presents information related to gift cards:

	For the Period Ended
(in thousands)	June 30, 2026	June 30, 2025
Gift card liabilities:
Beginning Balance	$14,669	$5,983
Gift Card Activations	3,429	4,714
Gift Card Redemptions	(10,170)	(6,419)
Gift Card Breakage	(1,181)	(1,387)
Ending Balance	$6,747	$2,891

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

(7)
Line of Credit

On September 25, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.00% as of June 30, 2026. As of June 30, 2026, the balance was $12.0 million. The Company expects to renew the line of credit prior to its maturity. See Note 2, “Near Term Maturity”.

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026, at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% as of June 30, 2026. The balance as of June 30, 2026 was $0.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% as of June 30, 2026. The balance as of June 30, 2026 was $1.0 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% as of June 30, 2026. The balance as of June 30, 2026 was $2.6 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27,2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at June 30, 2026. The balance as of June 30, 2026 was $4.0 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of both June 30, 2026 and December 31, 2025, the total principal amounts of the EIDLs were $4.2 million and $4.3 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of June 30, 2026 and December 31, 2025, the loan balance outstanding was $98 thousand and $133 thousand, respectively.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of June 30, 2026:

(in thousands)
2026 - remaining	$1,110
2027	6,834
2028	157
2029	161
2030	165
Thereafter	3,539
$11,966
Less current portion of notes payable	(2,761)
Long term portion	$9,205

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

(9)
Related Party Notes Payable

The Company did not have any outstanding balances with respect to related party note payables at June 30, 2026 and December 31, 2025.

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of comprehensive loss and balance sheets for the periods ended June 30, 2026 and 2025:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Operating lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,944	$3,587	$7,839	$6,972
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,690	1,661	3,705	3,459
Total operating lease cost		$5,634	$5,248	$11,544	$10,431

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	June 30, 2026	December 31, 2025
Operating lease assets	$139,519	$146,473
Operating lease liabilities, current	6,305	6,707
Operating lease liabilities, net of current portion	157,848	165,879
Total operating lease liabilities	$164,153	$172,586

Finance lease assets, net (in thousands)	June 30, 2026	December 31, 2025
Property and equipment, finance leases	$26	$26
Accumulated depreciation, finance leases	(7)	(4)
Property and equipment, net finance leases	$19	$22

Finance lease liabilities (in thousands)	June 30, 2026	December 31, 2025
Obligations under finance leases, current	$9	$8
Obligations under finance leases, net of current portion	10	14
Total finance lease liabilities	$19	$22

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

June 30, 2026
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.1
Finance leases	2.1
Weighted-Average Discount Rate
Operating leases	6.97%
Finance leases	7.05%

Maturities of lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases	Finance Leases
2026	$8,212	$5
2027	17,210	9
2028	17,456	6
2029	17,725	—
2030	17,848	—
Thereafter	201,420	—
Total undiscounted lease payments	$279,871	$20
Present value discount/interest	(115,718)	(1)
Present value	164,153	19
Lease liabilities, current	6,305	9
Lease liabilities, net of current	157,848	10
Total lease liability	$164,153	$19

As of June 30, 2026, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $35.6 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2026 and 2027 have lease terms, including option periods, of 20 to 25 years.

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

As part of the EB-5 Program operating agreement, Gen Restaurant Investment, LLC issued three units of Series II Preferred Member Interest in exchange for a 30% interest and received $1.5 million, recorded as equity. Five years from the date of issue, or after approval of the l-829 petition to U.S. Citizenship and Immigration Services, if later, the EB-5 Investor has the option to convert the Series II Units into Series I Units. If the EB-5 Investor does not exercise the conversion option, the Company may exercise its call option to purchase the EB-5 Investor’s interests at fair market value. If approval of the preferred member's I-526 immigration application is denied, the Company is required to repurchase the preferred member's units for $1.5 million. The Company will also be required to repurchase the preferred member’s units if they do not receive a green card.

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

June 30, 2026 and 2025

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

PPP Loans and RRF Grants

In June 2026, the Operating Company received a civil investigative demand (“CID”) from the U.S. Department of Justice issued pursuant to the False Claims Act. The investigative inquiry concerns applications for Restaurant Revitalization Fund (“RRF”) grants and Paycheck Protection Program (“PPP”) loans and loan forgiveness by certain companies acquired by the Operating Company and/or its affiliates.

The PPP loans and RRF grants at issue date to 2020 and 2021, prior to the Company’s initial public offering. As previously disclosed, certain companies acquired by the Operating Company received aggregate proceeds of approximately $23.0 million from the PPP loans, and the RRF grants totaled approximately $16.8 million.

The Company is cooperating fully with the investigative inquiry, including producing records responsive to the CID. While the ultimate outcome and timing of the inquiry are uncertain, the Company does not currently expect this matter to have a material impact on its results of operations or financial condition

(12)
Income Taxes

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

For the three months ended June 30, 2026 and 2025, the Company recorded an income tax benefit of $211 thousand and $116 thousand, respectively. The Company’s effective income tax rate before discrete items for the three months ended June 30, 2026 and 2025 was 4.7% and 9.2%, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded an income tax (benefit) of ($464) thousand and ($268) thousand, respectively. The Company’s effective income tax rate before discrete items for the six months ended June 30, 2026 and 2025 was 2.7% and 8.1%, respectively.

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

As of each of June 30, 2026 and December 31, 2025, the Company had a liability related to its projected obligations under the

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

TRA of $1.1 million which is reflected on the Company’s condensed consolidated balance sheets in “Tax receivable agreement liability”. During the six months ended June 30, 2026, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

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

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its condensed consolidated financial statements.

As of June 30, 2026, the Company owned 16.3% of the economic interests in the Operating Company, with the remaining 83.7% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of comprehensive loss represent the portion of the loss attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

Prior to June 30, 2026, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance of $44 thousand was paid in full in the third quarter of 2025, and was $0 as of June 30, 2026.

(15)
Net Loss per Share

Basic net loss per share of Class A common stock is computed by dividing net loss attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share of Class A common stock is computed by dividing net loss attributable to GEN Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities. Diluted net loss per share for any periods for which loss per share is presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive.

A calculation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Numerator:
Net loss	$(4,633)	$(1,698)	$(11,832)	$(3,662)
Less: Net loss attributable to non-controlling interest	(3,879)	(1,437)	(9,910)	(3,100)
Net loss attributable to Class A common stockholders	$(754)	$(261)	$(1,922)	$(562)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	5,364	5,132	5,348	5,073

Net loss per share of Class A common stock - basic and diluted	$(0.14)	$(0.05)	$(0.36)	$(0.11)

For the three and six months ended June 30, 2026 and 2025, 27,599,810 and 27,682,719, respectively, shares of Class B

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

common stock were excluded from the weighted-average number of shares in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2026 and 2025, 372,600 warrants in each period, and 696,000 and 928,000 RSUs, respectively, were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net loss per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net loss per share for Class B common stock have not been presented.

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted RSUs to certain team members that generally vest on the five-year anniversary of the grant date, or over a five-year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock-based compensation was $734 thousand for each of the three months ended June 30, 2026 and 2025, and $1.5 million for each of the six months ended June 30, 2026 and 2025, and is included in general and administrative expenses.

	For the six month period ended
RSUs (in thousands)	June 30, 2026	June 30, 2025
Non-vested - beginning of period	696	928
Granted	—	—
Vested	—	—
Canceled	—	—
Non-vested - end of period	696	928

The aggregate fair value of the RSUs granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $5.6 million as of June 30, 2026, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

(17) Cash Paid for Common Stock Purchased

The Company has a stock buyback program to repurchase up to $5.0 million worth of shares of the Company’s outstanding Class A common stock. During the year ended December 31, 2025, the Company purchased 33,338 shares of Class A common stock for a total of $201 thousand.

The stock repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

(18) Segment Information

The Company operates 54 Gen Korean BBQ restaurants in the United States and South Korea. The CODM is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net (loss) income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2026 and 2025

geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Segment revenue	$55,729	$55,041	$109,626	$112,377
Less:
Food cost	21,775	18,623	42,278	37,885
Payroll and benefits	15,614	16,561	32,892	34,749
Occupancy expenses	5,334	5,121	11,113	10,212
Operating expenses	6,755	5,905	13,238	11,831
Depreciation and amortization	2,405	2,257	4,789	4,284
Pre-opening costs	1,327	2,051	3,108	4,699
Segment Income from Operations	2,519	4,523	2,208	8,717
Reconciliation:		—
General and administrative	7,113	6,403	14,010	12,773
Loss on lease termination	611	—	611	—
Gain on deconsolidation of restaurants	(53)	—	(53)	—
Interest expense (income), net	314	(66)	540	(126)
Other (income) costs	(621)	300	(615)	300
Loss on foreign currency	(1)	13	11	13
Employee retention credits	—	(313)	—	(313)
Net loss before taxes	$(4,844)	$(1,814)	$(12,296)	$(3,930)

(19)
Subsequent Events

1. During the month of July 2026, the Company borrowed $1.7 million from the line of credit facility.

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

Overview

GEN Restaurant Group is an Asian casual dining restaurant concept that offers an extensive menu of traditional Korean and Korean-American food, including high-quality meats, poultry, and seafood, all at a superior value. Founded in 2011 by two Korean immigrants, since the opening of our first restaurant in September 2011 we have grown to 54 company-owned restaurants located in California, Arizona, Hawaii, Nevada, Texas, New York, Oregon, Washington, North Carolina, Florida and four restaurants in South Korea. Our restaurants have modern décor, lively Korean pop music playing in the background and embedded grills in the center of each table. We believe we offer our customers a unique dining experience in which guests cook the majority of the food themselves, reducing the need for chefs and servers and providing a similar customer experience across our restaurants. We have also extended the GEN brand beyond our restaurants into consumer-packaged goods (“CPG”), bringing our signature flavors to grocery retailers across the country.

Our near-term priorities for the restaurant business are to protect cash flow and to operate our existing locations well. We intend to be highly selective in committing capital to new restaurant construction, weighing the returns of each potential opening against alternative uses of capital, including the expansion of our CPG distribution. Our restaurants range in size from 4.7 thousand to 12 thousand square feet and are typically located in high-activity commercial areas.

We believe our CPG division represents our single largest opportunity for near-term growth. GEN products are now in nearly 2,000 retail doors nationwide. We launched the division with our core packaged frozen meats and have since expanded into other frozen and non-frozen Korean products. Our products are carried by major grocery retailers and club stores.

Business Trends

During 2023 and 2024 we opened six new restaurants. During the year 2025, we opened 15 new restaurants, including six in South Korea. In the first half of 2026, we opened three restaurants in Tucson, AZ, Denton, TX and McAllen, TX. During the six months ended June 30, 2026, we closed six restaurants, including two in Korea (GEN Guwol and KAN Sushi Guwol) and four restaurants (San Antonio, Texas, Mountain View, California, Edison, New Jersey, and Jacksonville, Florida) that were closed as part of the previously disclosed Chubby Cattle transaction and became unconsolidated equity method investment. We intend to continue optimizing our restaurant portfolio and to further reduce our corporate overhead and general and administrative expenses.

Our CPG division delivered its strongest quarter to date, with revenue up 341% sequentially from the first quarter of 2026, driven by our core line of frozen raw marinated meats. June 2026 was the division’s largest month, with revenue exceeding $2 million. As of the date of this report, GEN products are in nearly 2,000 supermarkets and club stores nationwide

Recent Events Concerning Our Financial Position

On September 25, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit matures on September 25, 2026, and bears interest at a variable rate per annum equal to 7.00% as of June 30, 2026. The balance outstanding under the line of credit is $12.0 million as of June 30, 2026.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.00% as of June 30, 2026. The balance as of June 30, 2026 was $978 thousand.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Index rate (prime rate), which equals 7.00% as of June 30, 2026. The balance as of June 30, 2026 was $2.6 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at June 30, 2026. The balance as of June 30, 2026 was $4.0 million.

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

Net (Loss) Income Margin

Net (Loss) Income Margin is net (loss) income measured under accounting principles generally accepted in the United States of America (“GAAP”) divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net (loss) income excluding interest expense (income), net, income taxes, depreciation and amortization, stock-based compensation, employee retention credits, litigation accrual for a discrete claim, non-cash lease expense, non-cash lease expense included in pre-opening costs, loss on lease termination, and gain on deconsolidation of restaurants. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

Restaurant-Level Adjusted EBITDA is (Loss) Income from operations adjusted to exclude the following items: depreciation and amortization, pre-opening costs, loss on lease termination, gain on deconsolidation of restaurants, general and administrative expenses, and non-cash lease expense. Non-cash items such as charges for asset impairments and asset disposals are not included in Restaurant-Level Adjusted EBITDA. Restaurant-level Adjusted EBITDA Margin is the calculation of Restaurant-Level Adjusted EBITDA divided by revenue. For a discussion of why we consider these measures to be useful and their material risks and limitations, see “Non-GAAP Financial Measures.”

Adjusted Net (Loss) Income and Adjusted EPS

Adjusted Net (Loss) Income represents net (loss) income, adjusted for pre-opening costs, stock-based compensation, the costs of a discrete legal settlement, loss on lease termination, gain on deconsolidation of restaurants, and the related tax impact of the adjustments. Adjusted net (loss) income per share is defined as adjusted net income divided by the weighted-average number of shares of Class A common stock outstanding for the applicable period.

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

The following table shows the AUV for the twelve months ended June 30, 2026 and 2025:

	Twelve Months Ended June 30,
	2026	2025
(in thousands)
Average Unit Volume	$4,995	$5,342

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

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Comparable restaurant sales change (%)	(9.3)%	(7.2)%	(9.1)%	(4.4)%
Comparable restaurant base	35	36	35	36

Change in Number of Restaurants

The change in number of restaurants reflects the number of restaurants opened or closed during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings and closings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Restaurant activity
Beginning of period	59	49	57	43
Openings	1	1	3	7
Closings	(6)	—	(6)	—
End of period	54	50	54	50

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the 18-month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve months ended June 30, 2026 and 2025:

	Twelve Months Ended June 30,
	2026	2025
Revenue per square foot	$701	$797

Components of Results of Operations

Revenues. Revenues consist primarily of sales of food and beverages in our restaurants, including orders placed through our online portal, and, increasingly, sales of our consumer packaged goods ("CPG") products through grocery retailers and other retail, wholesale and direct-to-consumer channels. Restaurant revenue in a given period is directly impacted by the number of restaurants we operate, menu pricing, customer traffic and comparable restaurant sales change. Revenue also includes gift card revenue earned.

Food costs. Food costs are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based upon fluctuations in commodity costs. Another important factor causing fluctuations in food costs includes restaurant management of food waste. Food costs are a substantial expense and are expected to change proportionally as our sales levels change.

Payroll and benefits. Payroll and benefits include all restaurant-level management and hourly labor costs, including wages, employee benefits and payroll taxes. Similar to the food costs that we incur, labor and related expenses at our restaurants are expected to change proportionally as our sales levels change. Factors that influence fluctuations in our labor and related expenses include the volume of sales at our restaurants, minimum wage and payroll tax legislation, payroll rate increases due to labor shortages or inflationary pressures, the frequency and severity of workers’ compensation claims, and healthcare costs.

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

Loss on lease termination. During the second quarter of 2026, we recorded a lease termination loss of $611 thousand related to the closure of two restaurants in Korea.

Gain on deconsolidation of restaurants. In connection with the previously disclosed Chubby Cattle transaction, we transferred four consolidated restaurants (San Antonio, Texas; Mountain View, California; Edison, New Jersey; and Jacksonville, Florida) into newly formed entities in which we retained a 49% interest accounted for under the equity method, and recorded a net gain on deconsolidation of $53 thousand during the second quarter of 2026.

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

Other (gain) loss. The gain of $0.6 million in the three and six months ended June 30, 2026 resulted from the derecognition of aged accounts payable balances determined to no longer be payable. The loss of $0.3 million in the prior year periods was a legal settlement accrual.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table presents selected comparative results of operations for the three months ended June 30, 2026 and 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended June 30,		Increase/(Decrease)
($ amounts in thousands)	2026	2025	Amount	%

Revenue	$55,729	$55,041	$688	1.2%
Restaurant operating expenses:
Food cost	21,775	18,623	3,152	16.9%
Payroll and benefits	15,614	16,561	(947)	(5.7)%
Occupancy expenses	5,334	5,121	213	4.2%
Operating expenses	6,755	5,905	850	14.4%
Depreciation and amortization	2,354	2,221	133	6.0%
Pre-opening costs	1,327	2,051	(724)	(35.3)%
Total restaurant operating expenses	53,159	50,482	2,677	5.3%
General and administrative	7,113	6,403	710	11.1%
Loss on lease termination	611	—	611	100.0%
Gain on deconsolidation of restaurants	(53)	—	(53)	100.0%
Depreciation and amortization - corporate	51	36	15	41.7%
Total costs and expenses	60,881	56,921	3,960	7.0%
(Loss) income from operations	(5,152)	(1,880)	(3,272)	174.0%
Employee retention credits	—	313	(313)	(100.0)%
Other gain (loss)	621	(300)	921	(307.0)%
Gain (loss) on foreign currency	1	(14)	15	(107.1)%
Interest (expense) income, net	(314)	67	(381)	(568.7)%
Net loss before income taxes	(4,844)	(1,814)	(3,030)	167.0%
(Benefit) provision for income taxes	(211)	(116)	(95)	81.9%
Net loss	(4,633)	(1,698)	(2,935)	172.9%
Net loss attributable to non-controlling interest	(3,879)	(1,437)	(2,442)	169.9%
Net loss attributable to GEN Restaurant Group, Inc.	$(754)	$(261)	$(493)	188.9%

	% of Revenue
	Three Months Ended June 30,
	2026	2025
Revenue	100%	100%
Restaurant operating expenses:
Food costs	39.1%	33.8%
Payroll and benefits	28.0%	30.1%
Occupancy expenses	9.6%	9.3%
Operating expenses	12.1%	10.7%
Depreciation and amortization	4.2%	4.0%
Pre-opening costs	2.4%	3.7%
Total restaurant operating expenses	95.4%	91.7%
General and administrative	12.8%	11.6%
Loss on lease termination	1.1%	0.0%
Gain on deconsolidation of restaurants	(0.1)%	0.0%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	109.2%	103.4%
Income from operations	(9.2)%	(3.4)%
Employee retention credits	0.0%	0.6%
Other gain (loss)	1.1%	(0.5)%
Loss on foreign currency	0.0%	(0.0)%
Interest (expense) income, net	(0.6)%	0.1%
Net loss before income taxes	(8.7)%	(3.3)%
(Benefit) provision for income taxes	(0.4)%	(0.2)%
Net loss	(8.3)%	(3.1)%
Net loss attributable to non-controlling interest	(7.0)%	(2.6)%
Net loss attributable to GEN Restaurant Group, Inc.	(1.4)%	(0.5)%

Revenues. Revenues were $55.7 million for the three months ended June 30, 2026, compared to $55.0 million for the three months ended June 30, 2025, an increase of $688 thousand, or 1.2%. Growth in our CPG division and revenue from restaurants opened in 2025 and 2026 were partially offset by a 9.3% decline in comparable restaurant sales and the loss of revenue from the six restaurants we exited during the quarter, which contributed $2.3 million of revenue in the three months ended June 30, 2025. The second quarter represented a return to year-over-year revenue growth, following a 6.0% year-over-year decline in the first quarter of 2026, driven primarily by the continued growth of our CPG division.

Food costs. Food costs were $21.8 million for the three months ended June 30, 2026, compared to $18.6 million for the three months ended June 30, 2025, an increase of $3.2 million, or 16.9%. The CPG accounted for $2.5 million, or 81%, of the increase. The increase in food costs reflects inflationary cost increases and more restaurants in operation. As a percentage of revenue, food costs increased to 39.1% from 33.8%.

Payroll and benefits. Payroll and benefits costs were $15.6 million for the three months ended June 30, 2026, compared to $16.6 million for the three months ended June 30, 2025, a decrease of $0.9 million, or 5.7%, as the Company implemented labor efficiencies. As a percentage of revenue, payroll and benefits costs decreased from 30.1% to 28.0%.

Occupancy expenses. Occupancy expenses were $5.3 million for the three months ended June 30, 2026 compared to $5.1 million for the three months ended June 30, 2025, an increase of $0.2 million, or 4.2%. reflecting locations opened in 2025 and 2026. The restaurants transferred during the second quarter of 2026 operated through their respective transfer dates, so these transactions did not significantly reduce occupancy expenses in the period; we expect the reduction in occupancy expenses from these exits to be reflected beginning in the third quarter of 2026. As a percentage of revenue, occupancy expenses were 9.6% in the three months ended June 30, 2026 compared to 9.3% in the three months ended June 30, 2025.

Operating expenses. Operating expenses were $6.8 million for the three months ended June 30, 2026 compared to $5.9 million for the three months ended June 30, 2025, an increase of $0.9 million, or 14.5%, as expenses increased to support revenue growth from the new stores and reflected inflationary cost increases. As a percentage of revenue, operating expenses were 12.1% in the three months ended June 30, 2026 and 10.7% in the three months ended June 30, 2025.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.4 million for the three months ended June 30, 2026 and $2.2 million for the three months ended June 30, 2025. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level remained flat at 4.2% during the three months ended June 30, 2026 and 4.0% during the three months ended June 30, 2025.

Pre-opening costs. Pre-opening costs were $1.3 million for the three months ended June 30, 2026 compared to $2.1 million for the three months ended June 30, 2025. This reflects fewer restaurants in development during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

General and administrative expenses. General and administrative expenses were $7.1 million for the three months ended June 30, 2026 compared to $6.4 million for the three months ended June 30, 2025, an increase of $0.7 million, or 11.1%. The increase was primarily due to investment in our CPG go-to-market efforts, including marketing and in-store demonstrations; excluding our CPG division, corporate and restaurant general and administrative expenses declined year over year. As a percentage of revenue, general and administrative expenses increased from 11.6% for the three months ended June 30, 2025 to 12.8% for the three months ended June 30, 2026.

Loss on lease termination. During the second quarter of 2026, we recorded a lease termination loss of $611 thousand related to the closure of two restaurants in Korea.

Gain on deconsolidation of restaurants. With the four transfers of consolidated restaurants into equity method investment accounts, we recorded a gain on the transfer for a 49% equity method interest.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof.

Other gain (loss). The gain of $0.6 million in the three months ended June 30, 2026 resulted from the derecognition of aged accounts payable balances determined to no longer be payable. The loss of $0.3 million in the prior year periods was a legal settlement accrual.

Interest (expense) income, net. During the three months ended June 30, 2026, interest expense, net was $314 thousand compared to $67 thousand of interest income, net during the three months ended June 30, 2025. The change from interest income, net to interest expense, net is related to higher debt levels and lower interest income due to lower average cash balances during the three months ended June 30, 2026.

Benefit (provision) for income taxes. Represents federal, state, and local current and deferred income tax expense (benefit).

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025

	Six Months Ended June 30,		Increase/(Decrease)
($ amounts in thousands)	2026	2025	Amount	%

Revenue	$109,626	$112,377	$(2,751)	(2.4)%
Restaurant operating expenses:
Food cost	42,278	37,885	4,393	11.6%
Payroll and benefits	32,892	34,749	(1,857)	(5.3)%
Occupancy expenses	11,113	10,212	901	8.8%
Operating expenses	13,238	11,831	1,407	11.9%
Depreciation and amortization	4,690	4,214	476	11.3%
Pre-opening costs	3,108	4,699	(1,591)	(33.9)%
Total restaurant operating expenses	107,319	103,590	3,729	3.6%
General and administrative	14,010	12,773	1,237	9.7%
Loss on lease termination	611	—	611	100%
Gain on deconsolidation of restaurants	(53)	—	(53)	100%
Depreciation and amortization - corporate	99	70	29	41.4%
Total costs and expenses	121,986	116,433	5,553	4.8%
(Loss) income from operations	(12,360)	(4,056)	(8,304)	204.7%
Employee retention credits	—	313	(313)	(100.0)%
Other gain (loss)	615	(300)	915	(305.0)%
Loss on foreign currency	(11)	(14)	3	(21.4)%
Interest (expense) income, net	(540)	127	(667)	(525.2)%
Net (loss) income before income taxes	(12,296)	(3,930)	(8,366)	212.9%
(Benefit) provision for income taxes	(464)	(268)	(196)	73.1%
Net (loss) income	(11,832)	(3,662)	(8,170)	223.1%
Net (loss) income attributable to non-controlling interest	(9,910)	(3,100)	(6,810)	219.7%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(1,922)	$(562)	$(1,360)	242.1%

	% of Revenue
	Six Months Ended June 30,
	2026	2025

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	38.6%	33.7%
Payroll and benefits	30.0%	30.9%
Occupancy expenses	10.1%	9.1%
Operating expenses	12.1%	10.5%
Depreciation and amortization	4.3%	3.7%
Pre-opening costs	2.8%	4.2%
Total restaurant operating expenses	97.9%	92.2%
General and administrative	12.8%	11.4%
Loss on lease termination	0.6%	—
Gain on deconsolidation of restaurants	(0.0)%	—
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	111.3%	103.6%
(Loss) income from operations	(11.3)%	(3.6)%
Employee retention credits	0.0%	0.3%
Other gain (loss)	0.6%	(0.3)%
Loss on foreign currency	(0.0)%	(0.0)%
Interest (expense) income, net	(0.5)%	0.1%
(Loss) income before income taxes	(11.2)%	(3.5)%
(Benefit) provision for income taxes	(0.4)%	(0.2)%
Net (loss) income	(10.8)%	(3.3)%
Net (loss) income attributable to non-controlling interest	(9.0)%	(2.8)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(1.8)%	(0.5)%

Revenues. Revenues were $109.6 million for the six months ended June 30, 2026 compared to $112.4 million for the six months ended June 30, 2025 a decrease of $2.8 million, or 2.4%. A decline in comparable restaurant sales of $8.8 million, or 9.1%, and the loss of revenue from the six restaurants we exited during the second quarter of 2026, which contributed $4.7 million of revenue in the six months ended June 30, 2025, were partially offset by growth in our CPG division and revenue from restaurants opened in 2025 and 2026.

Food costs. Food costs were $42.3 million for the six months ended June 30, 2026, compared to $37.9 million for the six months ended June 30, 2025, an increase of $4.4 million, or 11.6%. The increase in food costs reflects a $3.0 million, or 69%, increase due to CPG, which carries retail cost of goods and was not in the prior-year period, and inflationary cost increases. As a percentage of revenue, food costs increased to 38.6% from 33.7%.

Payroll and benefits. Payroll and benefits costs were $32.9 million for the six months ended June 30, 2026, compared to $34.7 million for the six months ended June 30, 2025, a decrease of $1.9 million, or 5.3%, as the Company implemented labor efficiencies. As a percentage of revenue, payroll and benefits costs decreased slightly from 30.9% to 30.0%.

Occupancy expenses. Occupancy expenses were $11.1 million for the six months ended June 30, 2026 compared to $10.2 million for the six months ended June 30, 2025, an increase of $0.9 million, or 8.8%. Stores open in 2026 and Korean stores still open accounted for $482 thousand of the increase, while comparable stores remained flat. As a percentage of revenue, occupancy expenses were 10.1% in the six months ended June 30, 2026 compared to 9.1% in the six months ended June 30, 2025.

Operating expenses. Operating expenses were $13.2 million for the six months ended June 30, 2026 compared to $11.8 million for the six months ended June 30, 2025, an increase of $1.4 million, or 11.9%, primarily as a result of $700 thousand from stores opened in 2025, and an addition of $390 thousand from stores opened in 2026. As a percentage of revenue, operating expenses were 12.1% in the six months ended June 30, 2026 and 10.5% in the six months ended June 30, 2025.

Depreciation and amortization expenses. Depreciation and amortization expenses were $4.7 million for the six months ended June 30, 2026 and $4.2 million for the six months ended June 30, 2025. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level were 4.3% during the six months ended June 30, 2026 and 3.7% during the six months ended June 30, 2025.

Pre-opening costs. Pre-opening costs were $3.1 million for the six months ended June 30, 2026 compared to $4.7 million for the six months ended June 30, 2025. This reflects fewer restaurants in development during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

General and administrative expenses. General and administrative expenses were $14.0 million for the six months ended June 30, 2026 compared to $12.8 million for the six months ended June 30, 2025, an increase of $1.2 million, or 9.7%. The increase was primarily due to investment in our CPG go-to-market efforts, including marketing and in-store demonstrations.

Loss on lease termination. During the second quarter of 2026, we recorded a lease termination loss of $611 thousand related to the closure of two restaurants in Korea.

Gain on deconsolidation of restaurants. In connection with the previously disclosed Chubby Cattle transaction, we transferred four consolidated restaurants (San Antonio, Texas; Mountain View, California; Edison, New Jersey; and Jacksonville, Florida) into newly formed entities in which we retained a 49% interest accounted for under the equity method, and recorded a net gain on deconsolidation of $53 thousand during the second quarter of 2026.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof.

Other gain (loss). The gain of $0.6 million in the six months ended June 30, 2026 resulted from the derecognition of aged accounts payable balances determined to no longer be payable. The loss of $0.3 million in the prior year periods was a legal settlement accrual.

Interest (expense) income, net. During the six months ended June 30, 2026, interest expense, net was $541 thousand compared to $127 thousand of interest income, net during the six months ended June 30, 2025. The change from interest income, net to interest expense, net is related to higher debt levels and lower interest income due to lower average cash balances during the six months ended June 30, 2026.

Benefit (provision) for income taxes. Represents federal, state, and local current and deferred income tax expense (benefit).

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA represents net (loss) income excluding interest expense (income), net, income taxes, depreciation and amortization, and also excludes unusual and certain other non-cash items, such as stock-based compensation expense, employee retention credits, litigation accrual for a discrete claim, non-cash lease expense, non-cash lease expense included in pre-opening costs, loss on lease termination and gain on deconsolidation of restaurants . Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures reflect normal recurring cash operating expenses essential to supporting the operations of our company. We expect Adjusted EBITDA to increase with the number of new restaurants we open and with comparable restaurant sales growth.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

EBITDA:
Net loss	$(4,633)	$(1,698)	$(11,832)	$(3,662)
Net Loss Margin	(8.3)%	(3.1)%	(10.8)%	(3.3)%
Interest expense (income), net	314	(67)	540	(127)
Benefit for income taxes	(211)	(116)	(464)	(268)
Depreciation and amortization	2,405	2,257	4,789	4,284
EBITDA	$(2,125)	$376	$(6,967)	$227
EBITDA Margin	(3.8)%	0.7%	(6.4)%	0.2%

Adjustments to EBITDA:
EBITDA	$(2,125)	$376	$(6,967)	$227
Stock-based compensation expense(1)	734	734	1,468	1,468
Employee retention credits (2)	—	(313)	—	(313)
Litigation accrual (3)	—	300	6	300
Loss on lease termination (4)	611	—	611	—
Gain on deconsolidation of restaurants (5)	(53)	—	(53)	—
Non-cash lease expense (6)	59	127	199	218
Non-cash lease expense included in pre-opening costs (7)	733	630	1,535	1,204
Adjusted EBITDA	$(41)	$1,854	$(3,201)	$3,104
Adjusted EBITDA Margin	(0.1)%	3.4%	(2.9)%	2.8%

(1)
Stock-based compensation expense: During all periods presented, we incurred expenses related to the granting of restricted stock units to employees.
(2)
Employee retention credits: These are refundable tax credits against certain employment taxes recognized under the CARES Act.
(3)
Litigation accrual: This is an expense related to a specific, discrete, litigation claim. See “Note 11 - Commitments and Contingencies” in the condensed consolidated financial statements.
(4)
Loss on lease termination. Related to the closure of restaurants in Korea.
(5)
Gain on deconsolidation of restaurants. Related to transfer of four restaurants into an equity method investment.
(6)
Non-cash lease expense: This reflects the extent to which lease expense is greater than or less than contractual rent paid.
(7)
Non-cash lease expense included in pre-opening costs: Cost for restaurants in development in which the lease expense is greater than the contractual rent paid.

Restaurant-Level Adjusted EBITDA and Restaurant-Level Adjusted EBITDA Margin

We define Restaurant-Level Adjusted EBITDA as loss from operations adjusted to exclude the following items: depreciation and amortization, pre-opening costs, loss on lease termination, gain on deconsolidation of restaurants, general and administrative expense, and non-cash lease expense. We define Restaurant-Level Adjusted EBITDA Margin as Restaurant-Level Adjusted EBITDA divided by revenue.

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

The following table reconciles Loss from Operations to Restaurant-Level Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Loss from Operations	$(5,152)	$(1,880)	$(12,360)	$(4,056)
Loss Margin from Operations	(9.2)%	(3.4)%	(11.3)%	(3.6)%
Depreciation and amortization	2,405	2,257	4,789	4,284
Pre-opening costs	1,327	2,051	3,108	4,699
Loss on lease termination	611	—	611	—
Gain on deconsolidation of restaurants	(53)	—	(53)	—
General and administrative	7,113	6,403	14,010	12,773
Non-cash lease expense	59	127	199	218
Restaurant-Level Adjusted EBITDA	$6,310	$8,958	$10,304	$17,918
Restaurant-Level Adjusted EBITDA Margin	11.3%	16.3%	9.4%	15.9%

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

The following table reconciles net (loss) income to Adjusted net (loss) income and Adjusted net (loss) income per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net loss	$(4,633)	$(1,698)	$(11,832)	$(3,662)
Pre-opening costs	1,327	2,051	3,108	4,699
Stock-based compensation	734	734	1,468	1,468
Legal settlement	—	300	6	300
Loss on lease termination	611	—	611	—
Gain on deconsolidation of restaurants	(53)	—	(53)	—
Tax impact of adjustments	(123)	(143)	(241)	(299)
Adjusted Net (loss) income	(2,137)	1,244	(6,933)	2,506
Less: Adjusted net (loss) income attributable to non-controlling interest	(1,791)	1,052	(5,809)	2,120
Adjusted net (loss) income attributable to GEN Restaurant Group, Inc.	(346)	192	(1,123)	386

Adjusted Net (loss) income attributable to Class A common stock - basic and diluted	$(346)	$192	$(1,123)	$386

Weighted-average shares of Class A common stock outstanding - basic and diluted	5,364	5,132	5,364	5,073

Adjusted Net (loss) income per share of Class A common stock - basic and diluted	$(0.06)	$0.04	$(0.21)	$0.08

Liquidity and Capital Resources

As of June 30, 2026 we had $5.9 million of cash and $41.7 million of working capital deficit, which is calculated by subtracting current liabilities from current assets, compared with $2.8 million in cash and $31.3 million of working capital deficit as of December 31, 2025.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant equipment and fixtures, as well as investments in our CPG business, including inventory and go-to-market costs. During the year ended 2025, we opened 15 new restaurants which were all self-funded. There is no guarantee that if we need to raise any additional capital that we will be able to do so.

We have also taken actions to strengthen our liquidity: we have slowed new restaurant development and suspended construction at certain sites; the transfers described in Note 3 have eliminated the operating losses and future lease obligations of four underperforming restaurants, with the fifth expected to close in the third quarter of 2026; and our CPG division is generating increasing revenue with lower capital intensity than new restaurant development. Based on our current operating plan, cash on hand, expected cash from operations, drawings under our line of credit, potential sales of Class A common stock and the other actions described above, we believe our sources of liquidity will be sufficient to fund our operations, lease obligations, debt service and capital expenditures for at least the next 12 months from the date of this report.

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

We cannot reasonably estimate future annual payments under the Tax Receivable Agreement given the difficulty in determining those estimates as they are dependent on a number of factors, including the extent of exchanges by continuing GEN LLC unitholders, the associated fair value of the underlying GEN LLC units at the time of those exchanges, the tax rates applicable, our future income, if any, and the associated tax benefits that might be realized that would trigger a Tax Receivable Agreement payment requirement.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
(amounts in thousands)
Summary of Cash Flows
Net cash (used in) provided by operating activities	$(826)	$5,480
Net cash used in investing activities	(5,318)	(16,467)
Net cash provided by (used in) financing activities	9,404	(3,228)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $826 thousand, the result of net loss of $11.8 million, adjusted by non-cash charges of depreciation and amortization of $4.8 million, amortization of operating lease assets of $3.6 million, stock-based compensation expense of $1.5 million, loss from lease termination of $0.6 million, gain on deconsolidation of restaurants and a deferred tax benefit of $0.4 million. Changes in operating assets and liabilities provided $1.0 million, primarily the collection of gift card distributor receivables of $8.4 million, largely offset by a $7.9 million reduction in gift card liabilities from redemptions.

Net cash provided by operating activities during the six months ended June 30, 2025 was $5.5 million, the result of net loss of $3.6 million, adjusted by non-cash charges of depreciation and amortization of $4.3 million, amortization of operating lease assets of $3.2 million, and stock-based compensation of $1.5 million. Changes in operating assets and liabilities provided $424 thousand.

Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $5.3 million, reflecting the purchase of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2025 was $16.5 million, reflecting the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $9.4 million, primarily due to net proceeds on the PCB Bank line of credit of $11.0 million, partially offset by payments of $1.6 million on third party notes payable.

Net cash used in financing activities during the six months ended June 30, 2025 was $3.2 million, primarily due to a payment of $3.0 million on the line of credit and $200 thousand for the repurchase of common stock.

Effect of Exchange Rate Changes on Cash

Exchange rate changes decreased cash and cash equivalents by $154 thousand in the six months ended June 30, 2026, compared to an increase of $150 thousand in the prior year period, reflecting the translation of our South Korean subsidiaries' cash balances as the won weakened against the U.S. dollar.

Material Cash Requirements

As of June 30, 2026, we had $24.0 million of debt obligations, consisting of $12.1 million outstanding under our line of credit and $12.0 million of notes payable, including EIDL loans. Of this amount, $14.8 million is due within the next 12 months, including the line of credit maturing September 25, 2026, which we expect to fund through the renewal of the facility, cash on hand, and the other sources described above.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may take advantage of these exemptions until we are no longer an “emerging growth company.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if 1) we have more than $1.235 billion in annual revenue, 2) we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months) or 3) we issue more than $1.0 billion of non-convertible debt securities over a three-year period.

Recent Accounting Pronouncements

See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, for a discussion of recent accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage and other commodities. The prices of many of the ingredients we use to prepare our food, as well as construction costs, are affected by exchange rates, trade tariffs, and increases in the prices of other commodities. We have been able to partially offset cost increases that resulted from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control and governmental regulations and inflation, by increasing our menu prices as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses have impacted, and could in the future impact, our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

Foreign Currency Exchange Risk

We have exposure to foreign currency exchange rate fluctuations from operations in South Korea. To date, the impact has not been material to our results.

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, labor and energy costs. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses have impacted, and could in the future impact, our operating results to the extent such increases cannot be passed through to our guests. Historically, including the first six months of 2026, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable rate borrowings, consisting of $12.1 million outstanding under our line of credit and $7.6 million of term loans with PCB Bank, each bearing interest at the Wall Street Journal Prime Rate plus 0.25% (7.00% at June 30, 2026). A hypothetical 100 basis point increase in the prime rate would increase our annual interest expense by approximately $0.2 million.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, except as set forth below, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. For further details, see “Contingencies” in “Note 11 - Commitments and Contingencies” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

PPP Loans and RRF Grants

In June 2026, the Operating Company received a civil investigative demand (“CID”) from the U.S. Department of Justice issued pursuant to the False Claims Act. The investigative inquiry concerns applications for Restaurant Revitalization Fund (“RRF”) grants and Paycheck Protection Program (“PPP”) loans and loan forgiveness by certain companies acquired by the Operating Company and/or its affiliates.

The PPP loans and RRF grants at issue date to 2020 and 2021, prior to the Company’s initial public offering. As previously disclosed, certain companies acquired by the Operating Company received aggregate proceeds of approximately $23.0 million from the PPP loans, and the RRF grants totaled approximately $16.8 million.

The Company is cooperating fully with the investigative inquiry, including producing records responsive to the CID. While the ultimate outcome and timing of the inquiry are uncertain, the Company does not currently expect this matter to have a material impact on its results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended June 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Offer letter of Luke Hewko, dated June 1, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: August 10, 2026	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Luke Hewko
Luke Hewko
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)