Form 10-Q
period 2026-09-30
GEN Restaurant Group, Inc.
filed 2026-11-12
CIK 1891856

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 9,348,201 shares of Class A common stock, $0.001 par value per share, outstanding and 25,716,476 shares of Class B common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
	(unaudited)
Current assets:
Cash and cash equivalents	$2,910	$2,824
Inventories	2,113	1,212
Accounts receivable	3,249	10,422
Income tax receivable	790	742
Prepaid expenses and other current assets	6,084	7,546
Total current assets	15,146	22,746
Property and equipment, net	61,915	65,747
Goodwill	9,498	9,498
Operating lease assets, net	140,792	146,473
Deferred tax asset	14,247	13,009
Assets held for sale	2,955	—
Other assets	2,675	2,383
Total assets	$247,228	$259,856
Liabilities and equity
Current liabilities
Accounts payable	14,762	14,822
Accrued salaries and benefits	1,757	2,450
Accrued interest	75	77
Notes payable, current	4,361	2,812
Line of credit	15,250	1,000
Obligations under finance leases, current	9	8
Operating lease liabilities, current	6,538	6,707
Deferred Restaurant Revitalization Fund grant	3,806	3,806
Gift card liabilities	5,440	14,669
Other current liabilities	9,121	7,723
Total current liabilities	61,119	54,074
Notes payable, net of current portion	7,221	10,795
Tax receivable agreement liability	1,088	1,088
Obligations under finance leases, net of current	7	14
Operating lease liabilities, net of current portion	160,495	165,879
Lease liabilities held for sale	3,692	—
Total liabilities	233,622	231,850
Commitments and contingencies (Note 11)
Mezzanine equity
EB-5 Members’ equity; Redeemable units for 30% of Gen Restaurant Investment, LLC, redemption amount of $1,500 as of September 30, 2026 and December 31, 2025.	1,500	1,500
Permanent equity
Class A common stock, $0.001 par value, 70,000,000 shares authorized, 7,305,902 shares issued and outstanding and 5,265,565 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	7	5
Class B common stock, $0.001 par value, 50,000,000 shares authorized; 26,599,810 shares issued and outstanding and 27,681,719 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	27	28
Additional paid-in capital	18,742	14,796
Accumulated other comprehensive income (loss)	(552)	7
Retained Earnings (accumulated deficit)	(5,060)	(2,111)
Non-controlling interest	(857)	13,982
Treasury stock	(201)	(201)
Total permanent equity	12,106	26,506
Total liabilities, mezzanine equity, and permanent equity	$247,228	$259,856

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
	(unaudited)
Revenue	$48,743	$50,418	$158,368	$162,795
Restaurant operating expenses:
Food cost	19,026	17,538	61,304	55,422
Payroll and benefits	13,997	14,390	46,888	49,140
Occupancy expenses	5,076	5,427	16,188	15,639
Operating expenses	6,585	6,174	19,823	18,005
Depreciation and amortization	2,366	2,277	7,055	6,491
Pre-opening costs	1,274	2,315	4,383	7,015
Total restaurant operating expenses	48,324	48,121	155,641	151,712
General and administrative	5,475	6,466	19,485	19,239
Loss on lease termination and impairment of long-lived assets	937	(471)	1,548	(471)
Gain on deconsolidation of restaurants	—	—	(53)	—
Depreciation and amortization - corporate	53	41	153	111
Total costs and expenses	54,789	54,157	176,774	170,591
(Loss) income from operations	(6,046)	(3,739)	(18,406)	(7,796)
Employee retention credits	—	—	—	313
Other gain (loss)	(136)	(39)	480	(339)
Gain (loss) on foreign currency	568	—	557	(14)
Interest (expense) income, net	(481)	(121)	(1,021)	7
Net loss before income taxes	(6,095)	(3,899)	(18,390)	(7,829)
(Benefit) provision for income taxes	(623)	(271)	(1,087)	(540)
Net loss	(5,472)	(3,628)	(17,303)	(7,289)
Less: Net loss attributable to non-controlling interest	(4,443)	(3,062)	(14,353)	(6,162)
Net loss attributable to GEN Restaurant Group, Inc.	(1,029)	(566)	(2,950)	(1,127)

Net loss attributable to Class A common stockholders	$(1,029)	$(566)	$(2,950)	$(1,127)

Weighted-average shares of Class A common stock outstanding - basic and diluted	6,299	5,245	5,669	5,131

Net loss per share of Class A common stock - basic and diluted	$(0.16)	$(0.11)	$(0.52)	$(0.22)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(405)	$(76)	$(559)	$74
Comprehensive loss	(5,877)	(3,704)	(17,862)	(7,215)
Less: Comprehensive loss attributable to non-controlling interest	(4,443)	(3,126)	(14,353)	(6,089)
Comprehensive loss attributable to GEN Restaurant Group, Inc.	$(1,434)	$(578)	$(3,509)	$(1,126)

See Note 15 for calculation of net loss per share.

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Changes in Permanent Equity (Deficit)

(unaudited)

Three and nine months ended September 30, 2026 and September 30, 2025

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Non-Controlling Interest	Stockholders' Equity / Members' Equity (Deficit)
Balance, December 31, 2024	4,913,064	$5	27,886,912	$28	—	$—	$11,782	$—	$916	$31,387	$44,118
Net loss									(301)	(1,663)	(1,964)
Stock-based compensation							734				734
Adjustment to tax liabilities and assets under Tax Receivable Agreement ("TRA") (1)							105				105
Exchange of noncontrolling interest for Class A common stock	125,397		(125,397)				142			(142)	—
Purchase of Class A common stock under stock repurchase plan					33,338	(201)					(201)
Balance, March 31, 2025	5,038,461	$5	27,761,515	$28	33,338	$(201)	$12,763	$—	$615	$29,582	$42,792
Net loss									(261)	(1,437)	(1,698)
Foreign currency translation adjustment								150			150
Stock-based compensation	93,794						734				734
Adjustment to tax liabilities and assets under TRA (1)							36				36
Exchange of noncontrolling interest for Class A common stock	78,796		(78,796)				84			(84)	—
Dividends paid $0.03 per share							(157)				(157)
Distributions paid to Non-controlling interest - $0.03 per share							—			(831)	(831)
Balance, June 30, 2025	5,211,051	$5	27,682,719	$28	33,338	$(201)	$13,460	$150	$354	$27,230	$41,026
Net loss									(566)	(3,062)	(3,628)
Foreign currency translation adjustment								(76)			(76)
Stock-based compensation							734				734
Shares issued upon RSU vesting	48,515										—
Adjustment to tax liabilities and assets under TRA (1)							30				30
Balance, September 30, 2025	5,259,566	$5	27,682,719	$28	33,338	$(201)	$14,224	$74	$(212)	$24,168	$38,086

(1) See Note 12 - Tax Receivable Agreement, for more information.

	Class A Common Stock		Class B Common Stock		Class A Treasury Shares
(in thousands except for share amounts )	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Non-Controlling Interest	Stockholders' Equity / Members' Equity (Deficit)
Balance, December 31, 2025	5,265,565	$5	27,681,719	$28	33,338	$(201)	$14,796	$7	$(2,111)	$13,982	$26,506
Net loss									(1,166)	(6,033)	(7,199)
Stock-based compensation							734				734
Shares issued upon RSU vesting	16,667										—
Exchange of non-controlling interest for Class A common stock	81,909		(81,909)				171			(171)	—
Net change in foreign currency translation adjustment								(134)			(134)
Balance, March 31, 2026	5,364,141	$5	27,599,810	$28	33,338	$(201)	$15,701	$(127)	$(3,277)	$7,778	$19,907
Net loss									(754)	(3,879)	(4,633)
Stock-based compensation							734				734
Adjustment to tax liabilities and assets under TRA (1)							(21)				(21)
Shares issued upon RSU vesting	667										—
Exchange of non-controlling interest for Class A common stock											—
Net change in foreign currency translation adjustment								(20)			(20)
Balance, June 30, 2026	5,364,808	$5	27,599,810	$28	33,338	$(201)	$16,414	$(147)	$(4,031)	$3,899	$15,967
Net loss									(1,029)	(4,443)	(5,472)
Stock-based compensation							328				328
Shares issued upon RSU vesting	42,689										—
Exchange of non-controlling interest for Class A common stock	1,000,000	1	(1,000,000)	(1)			313			(313)	—
Adjustment to tax liabilities and assets under TRA							14				14
Issuance of Class A common stock under ATM program	898,405	1					1,673				1,674
Net change in foreign currency translation adjustment								(405)			(405)
Balance, September 30, 2026	7,305,902	$7	26,599,810	$27	33,338	$(201)	$18,742	$(552)	$(5,060)	$(857)	$12,106

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025
	(unaudited)
Cash flows from operating activities
Net loss	$(17,303)	$(7,289)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	7,208	6,602
Stock-based compensation	1,796	2,202
Amortization of operating lease assets	5,424	5,020
Loss on lease termination and impairment of long-lived assets	1,548	(471)
Gain on deconsolidation of restaurants	(53)	—
Deferred tax (benefit) expense	(1,223)	(527)
Changes in operating assets and liabilities:
Accounts receivable	7,174	2,466
Inventories	(901)	(158)
Income tax receivable	(48)	(747)
Prepaid expenses and other current assets	1,309	244
Other assets	(291)	(970)
Accounts payable	(63)	1,656
Accrued salaries and benefits	(694)	(1,466)
Accrued interest	(3)	10
Gift card liabilities	(9,228)	(3,584)
Other current liabilities	1,398	1,882
Operating lease liabilities	(2,419)	(1,030)
Net cash (used in) provided by operating activities	(6,369)	3,840
Cash flows from investing activities
Purchase of property and equipment	(6,704)	(22,523)
Net cash used in investing activities	(6,704)	(22,523)
Cash flows from financing activities
Payments on EIDL loans	(79)	(52)
Payments on finance leases	(6)	(11)
Payments on third party loans	(2,173)	(2,022)
Payment on line of credit	(4,000)	(3,000)
Proceeds from line of credit	18,250	—
Proceeds from third party loans	51	6,000
Proceeds from issuance of Class A common stock under the ATM program, net of offering costs	1,675	—
Payments under stock repurchase plan	—	(200)
Distributions paid on NCI	—	(831)
Dividends paid on common stock	—	(157)
Net cash provided by (used in) financing activities	13,718	(273)
Effects of exchange rate changes on cash	(559)	74
Net change in cash and cash equivalents	86	(18,882)
Cash and cash equivalents at beginning of period	2,824	23,675
Cash and cash equivalents at end of the period	$2,910	$4,793
Supplemental disclosures of other cash flow information:
Cash paid for interest	$1,214	$3
Cash paid for taxes	209	462
Non-cash investing and financing activities:
Reduction in accounts payable and accruals for purchases of property and equipment	98	261
Leased assets obtained in exchange for new operating lease liabilities	13,564	14,250
Effect of lease modification	(1,071)	(1,007)
Adjustments to tax liabilities and assets under TRA	(7)	171
Exchange of NCI for Class A common stock	484	226
Reclassification of operating lease assets and property and equipment, net, into assets held for sale	(13,727)	—
Reclassification of operating lease liabilities into liabilities held for sale	14,701	—
Reclassification of assets held for sale and liabilities held for sale into equity method investment	—	—
Landlord allowance settled by note payable to landlord	175	—

See accompanying notes to condensed consolidated financial statements.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

(1)
Organization and Description of Business

The accompanying condensed consolidated financial statements represent the condensed consolidated balance sheets, statements of comprehensive loss, changes in permanent equity (deficit), and cash flows of GEN Restaurant Group, Inc. and its consolidated subsidiaries (the “Company”), including GEN Restaurant Companies, LLC (the “Operating Company”).

The following table lists the Company’s restaurants in operation as of September 30, 2026:

Name	Operating Name	State	Purpose
GEN Restaurant Group, LLC	GEN Tustin	CA	Restaurant
	GEN Huntington Beach	CA	Restaurant
	GEN Oxnard	CA	Restaurant
JC Group International, LLC	GEN West Covina	CA	Restaurant
	GEN Corona	CA	Restaurant
GEN Restaurant Investment, LLC	GEN Glendale	CA	Restaurant
GEN California, LLC	GEN Fullerton	CA	Restaurant
	GEN Mira Mesa	CA	Restaurant
GEN Arizona, LLC	GEN Tempe	AZ	Restaurant
GEN Chandler, LLC	GEN Chandler	AZ	Restaurant
GEN Nevada, LLC	GEN Sahara	NV	Restaurant
	GEN Miracle Mile	NV	Restaurant
GEN Alhambra, LLC	GEN Alhambra	CA	Restaurant
GEN Arlington, LP	GEN Arlington	TX	Restaurant
GEN Cerritos, LLC	GEN Cerritos	CA	Restaurant
GEN Cerritos II, LP	Gen Cerritos II	CA	Restaurant
GEN Torrance, LLC	GEN Torrance	CA	Restaurant
GEN Rancho Cucamonga, LP	GEN Rancho Cucamonga	CA	Restaurant
GEN San Jose, LP	GEN San Jose	CA	Restaurant
GEN Northridge, LP	GEN Northridge	CA	Restaurant
GEN Chino Hills, LP	GEN Chino Hills	CA	Restaurant
GEN Carrollton, LP	GEN Carrollton	TX	Restaurant
GEN Fort Lauderdale, LP	GEN Fort Lauderdale	FL	Restaurant
GEN Fremont, LP	GEN Fremont	CA	Restaurant
GEN Concord, LP	GEN Concord	CA	Restaurant
GEN Webster, LP	GEN Webster	TX	Restaurant
GEN Westgate, LP	GEN Westgate	CA	Restaurant
GEN Westheimer, LLC	GEN Westheimer	TX	Restaurant
GEN Manhattan NYU, LP	GEN Manhattan	NY	Restaurant
GEN Maui, LP	GEN Maui	HI	Restaurant
GKBH Restaurant, LLC	GEN Korean BBQ	HI	Restaurant
GEN Sacramento, LP	GEN Sacramento	CA	Restaurant
GEN Pearlridge, LLC	GEN Pearlridge	HI	Restaurant
GEN Kapolei, LP	GEN Kapolei	HI	Restaurant
GEN El Paso, LP	GEN El Paso	TX	Restaurant
GEN Frisco, LP	GEN Frisco	TX	Restaurant
GEN Houston, LLC	GEN Houston	TX	Restaurant
GEN Seattle, LP	GEN Seattle	WA	Restaurant
GEN Dallas, LP	GEN Dallas	TX	Restaurant
GEN Waco, LP	GEN Waco	TX	Restaurant
GEN Pflugerville, LP	GEN Pflugerville	TX	Restaurant
GEN Tigard, LP	GEN Tigard	OR	Restaurant
GEN Orlando, LP	GEN Orlando	FL	Restaurant
GEN Austin, LP	GEN Austin	TX	Restaurant
Kan Sushi Austin, LP	Kan Sushi	TX	Restaurant
GEN Cary, LP	GEN Cary	NC	Restaurant
GEN San Diego, LP	GEN La Jolla	CA	Restaurant
GEN K Sadang, LLC	GEN Sadang	Korea	Restaurant
GEN K Wirye, LLC	GEN Wirye	Korea	Restaurant
	Kan Wirye	Korea	Restaurant
GEN Tucson, LP	GEN Tucson	AZ	Restaurant
GEN Denton, LP	GEN Denton	TX	Restaurant
GEN McAllen, LLC	GEN McAllen	TX	Restaurant

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

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

The Company operates restaurants which are located in California, Arizona, Florida, Hawaii, Nevada, Washington, New York, Texas, Oregon, North Carolina, and in the country of South Korea, specializing in a variety of special flavored meats, and sells Korean consumer-packaged goods, including its marinated meats and prepared foods, through grocery, club and other retail customers (the “CPG business”), which began generating revenue in 2026.

As of September 30, 2026, the above entities are collectively owned 100% by the controlling group. As of September 30, 2026 and December 31, 2025, there were 53 and 57 restaurants in operation, respectively. During the three months ended June 30, 2026, the Company closed six restaurants, including two in Korea, (GEN Guwol and KAN Sushi Guwol) and four restaurants (San Antonio, Texas, Mountain View, California, Edison, New Jersey and Jacksonville, Florida) that were closed as part of the previously disclosed Chubby Cattle transaction and became unconsolidated equity method investments. During the three months ended September 30, 2026, the Company closed its Ilsan, South Korea restaurant.

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

Proposed Sale of Restaurant Operations

On October 13, 2026, the Company signed a binding letter of intent with Chubby Group (“Chubby”) to sell the operations of 47 of its U.S. restaurants for total consideration of $100.0 million, payable under a term note. The Company would retain the GEN brand, the CPG business, approximately three restaurants to support training, staffing and CPG research and development, and its 49% interests in the five restaurants contributed under the March 24, 2026 partnership agreement with Chubby described in Note 3. Under the letter of intent, the restaurants would transition to Chubby in four phases over approximately twelve months, Chubby would fund restaurant conversions from its own capital, and the Company would retain the operating results of each restaurant until its transfer. Upon completion of the transaction, the Company would have the option to convert any unpaid balance of the term note into equity of Chubby. Closing is subject to the negotiation and execution of definitive agreements, lease and license transfers, and regulatory approvals, and there can be no assurance that the transaction will be completed. As of September 30, 2026, no definitive agreement had been executed, the restaurants did not meet the criteria to be classified as held for sale, and the condensed consolidated financial statements do not reflect any effect of the proposed transaction.

(2)
Basis of Presentation and Summary of Significant Accounting Policies
(a)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, collectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). These unaudited condensed consolidated financial

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

statements were prepared on the same basis as the audited consolidated financial statements, and, in the opinion of management, reflect all adjustments (all of which were considered of a normal recurring nature) considered necessary to present fairly the Company’s financial results. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2026 and for any other interim period or future year.

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

(g)
Cash and Cash Equivalents

The Company and its related entities consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. As of each of September 30, 2026 and December 31, 2025, cash and cash equivalents consist principally of cash, money market accounts and short-term investments. Cash equivalents also include credit card transactions in

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

transit.

As of September 30, 2026, and December 31, 2025, there were deposits in excess of federally insured amounts of $0.6 million and $0.8 million, respectively.

	Fair Value Measurements at September 30, 2026
(in thousands)	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$162	$—	$—	$162
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$—	$—	$55
	$217	$—	$—	$217

	Fair Value Measurements at December 31, 2025
(in thousands)	Carrying Value/Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total

Money Market Accounts (included in cash and cash equivalents)	$1,058	$—	$—	$1,058
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$—	$—	$55
	$1,113	$—	$—	$1,113

(h)
Concentration Risk

The Company utilizes third parties for specified food products and supplies. In instances where these parties fail to perform their obligation, the Company may be unable to find alternative suppliers.

The Company relies on Sysco Los Angeles, Inc. (“Sysco”), an unrelated third-party, for a significant portion of its food products. During the fourth quarter of 2023, the Company entered into an agreement with Sysco to purchase certain food supplies. For the three and nine months ended September 30, 2026, Sysco accounted for approximately 60.7% and 61.2% of total food costs, respectively. For the three and nine months ended September 30, 2025 Sysco accounted for approximately 57.5% and 58.9% of total food costs, respectively.

During the three months ended September 30, 2026 and 2025, two third party vendors accounted for 37.9% and 25.3%, respectively, of total food costs. During the nine months ended September 30, 2026 and 2025, two third party vendors accounted for 29.6% and 31.8%, respectively, of total food costs.

As of September 30, 2026, one wholesale customer accounted for 31.0% of outstanding accounts receivable. As of December 31, 2025, Costco Wholesale Corporation (“Costco”) gift cards accounted for 93.0% of outstanding accounts receivable.

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

September 30, 2026 and 2025

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

The Company and its related entities capitalize certain costs in conjunction with improvements to specific sites for planned future restaurants. The Company and its related entities also capitalize certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and equipment and are amortized over the shorter of the life of the related leasehold improvements or the remaining lease term. The Company and its related entities did not capitalize any internal costs related to site preparation and construction activities during the nine months ended September 30, 2026 and September 30, 2025 as any amounts were deemed immaterial.

(l)
Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Prepaid Expenses and Other Current Assets
Development and pre-opening	$2,572	$2,590
Insurance and property taxes	653	1,379
Marketing	523	1,467
Equipment	550	332
Subscription services	121	177
Conference/Supplies	15	7
Other	1,650	1,594
Total Prepaid and Other Current Assets	$6,084	$7,546
(m)
Other Assets and Other Current Liabilities

Other assets as of September 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Other Assets
Security Deposits	$2,289	$1,997
Liquor Licenses	386	386
Total Other Assets	$2,675	$2,383

Other Current Liabilities as of September 30, 2026 and December 31, 2025 consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Other Current Liabilities
Sales tax payable	$1,866	$1,554
Accrued percentage rent	1,045	1,195
Misc. accrued expenses	6,210	4,974
Total Other Current Liabilities	$9,121	$7,723

(n)
Pre-Opening Costs

Pre-opening costs, incurred in connection with the opening of new restaurants, are recorded as expenses when the costs are incurred. Pre-opening costs for the three months ended September 30, 2026 and 2025 were $1.3 million and $2.3 million, respectively. Pre-opening costs for the nine months ended September 30, 2026 and 2025 were $4.4 million and $7.0 million, respectively.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

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

(p) Long-Lived Assets

Long-lived assets, such as property and equipment owned, are reviewed quarterly for impairment and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, undiscounted cash flows expected to be generated by that asset or asset group are compared to its carrying amount. If the carrying amount of the long-lived asset or asset group is not expected to be recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the three months ended September 30, 2026, the Company recorded an impairment of $446 thousand on the operating lease asset of its Ilsan, South Korea restaurant (see Note 10). No other impairment charges were recorded in the periods presented.

(q) Interest (Expense) Income, net

A reconciliation of total interest expense to interest (expense) income, net as reported in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense	$(485)	$(198)	$(1,211)	$(438)
Interest income	4	77	190	445
Interest (expense) income, net	$(481)	$(121)	$(1,021)	$7

(r) Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are qualitatively tested on an annual basis for impairment. Liquor licenses are included in the other assets line item in the accompanying condensed consolidated balance sheets.

(s) Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability and then remove the liability when the sales tax is remitted. There is no impact on the condensed consolidated statements of comprehensive loss as restaurant sales and direct-to-consumer online CPG sales are recorded net of sales tax. CPG sales to grocers, retailers, and other resellers are generally sales for resale and are not subject to sales tax.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

(t) Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss. For the three months ended September 30, 2026 and 2025, the Company incurred approximately $506 thousand and $376 thousand, respectively, in advertising expenses. For the nine months ended September 30, 2026 and 2025, the Company incurred approximately $2.4 million and $1.7 million, respectively, in advertising expenses.

(u) Risks and Uncertainties.

The Company has experienced, and in the future may experience, inflation related to its purchase of certain food supplies, ingredients, and packaging materials that the Company needs to operate its restaurants and produce its CPG products. This price volatility could potentially have a material impact on the Company’s financial condition and/or its results of operations. In order to mitigate price volatility, the Company monitors cost fluctuations and may adjust its menu prices and CPG product pricing accordingly. The Company’s ability to compensate for higher costs through increased menu and CPG product pricing may be limited by the competitive environment in which the Company operates.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. However, we expect tariffs will impact our operations in certain areas, such as food and beverage costs, CPG product and packaging costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2026.

(v) Restaurant Revitalization Fund

In 2021, several of the Company’s restaurants received a total of approximately $16.8 million from the Restaurant Revitalization Fund (“RRF”). The RRF funds must be used for specific purposes, and the Company was required to provide use of funds validation on an annual basis through March 2023. The Company accounted for the RRF funds as a government grant and has recognized the amounts as income as related expenses were incurred. During the year ended December 31, 2022, the Company recognized approximately $13.0 million as RRF grant income and had deferred the remaining balance of $3.8 million. No RRF grant income was recognized during the nine months ended September 30, 2026 and 2025.

(w) Employee Retention Credits

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, providing numerous tax provisions and other stimulus measures, including the Employee Retention Credit (“ERC”), a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC. We qualified for the ERC in the second and fourth quarters of 2020, and the first, second and third quarters of 2021. During the nine months ended September 30, 2025, we recorded an aggregate benefit of $313 thousand in our condensed consolidated statements of comprehensive loss to reflect the ERC. During the three and nine months ended September 30, 2026, we did not receive any ERC credits to record.

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

(z) Near Term Maturity

As of September 30, 2026 the Company had $15.3 million outstanding under its $20.0 million line of credit with PCB Bank, which was extended on October 19, 2026 to March 25, 2027 (see Note 7, “Line of Credit”). The Company also has notes payable of $4.4 million coming due within twelve months from the date of issuance of these financial statements. Management evaluated these conditions, initially without regard to plans not yet fully implemented, in assessing the Company’s ability to meet its obligations as they become due within one year after the date these condensed consolidated financial statements are issued.

Management’s plans to address these conditions include: (i) renewal of the line of credit, which has been renewed in each of the three preceding years and which management believes is probable of being renewed prior to maturity. Management concluded that it is probable these plans will be effectively implemented within one year after the date these consolidated financial statements are

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

issued and that, when implemented, they will address the conditions described above. Accordingly, management believes the Company’s cash, expected cash flows from operations and available borrowings will be sufficient to fund its operations, lease obligations, debt service and capital expenditures for at least twelve months following the issuance of these consolidated financial statements.

(aa) Deferred Offering Costs

Legal, commitment and other direct costs incurred in connection with the Committed Equity Facility (as defined below) are capitalized as deferred offering costs and applied against the proceeds of shares sold under the facility as a reduction of additional paid-in capital. If the facility is terminated or no shares are sold, the deferred costs are expensed in the period of that determination.

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

On March 24, 2026, the Company entered into a partnership agreement with Chubby Group, Inc. (“Chubby Cattle”), related to five of its existing restaurants. Pursuant to the partnership agreement, the Company contributes substantially all of the assets of each restaurant to a newly formed entity in exchange for a 49% ownership interest in that entity, with Chubby Cattle holding the remaining 51% interest and serving as manager of each entity. Upon signing, the Company classified the related assets and lease liabilities of the five restaurants as held for sale, measured at the lower of their carrying value or fair value less costs to sell.

During the nine months ended September 30, 2026, the Company completed the transfer of four of the five restaurants: Jacksonville, Florida and San Antonio, Texas on April 30, 2026, and Mountain View, California, and Edison, New Jersey on May 31, 2026. At each transfer date, the Company deconsolidated the restaurant and derecognized the related assets and liabilities, consisting in the aggregate of assets held for sale of $10.8 million (operating lease assets of $9.2 million and property and equipment of $1.6 million) and lease liabilities held for sale of $11.0 million. The Company’s retained 49% interests were recorded at an initial fair value of zero, consistent with the fair value of the underlying restaurant assets reflected in the Company’s impairment assessment as of December 31, 2025 and are accounted for under the equity method. The Company also committed to fund two months of rent for each restaurant following its transfer, and these amounts, totaling $0.2 million, were charged against the gain on deconsolidation. The resulting net gain of $53 thousand is presented as “Gain on deconsolidation of restaurants” in the condensed consolidated statements of comprehensive loss. Because the carrying amount of the Company’s equity investment is zero and the Company has no obligation to fund losses of the new entities, the Company will not record its share of the entities’ losses, if any, and will resume recognizing its share of earnings only if and when its share of cumulative earnings exceeds its share of cumulative unrecognized losses.

The remaining restaurant, located in Sacramento, California, continues to be classified as held for sale as of September 30, 2026, with assets held for sale of $3.0 million (operating lease assets of $2.5 million and property and equipment of $0.4 million) and lease liabilities held for sale of $3.7 million, consisting of operating lease liabilities. The transfer of this restaurant is expected to be completed in the fourth quarter of 2026.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

As of September 30, 2026, all of the Company's financial assets that were subject to fair value measurement were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consist of cash and money market funds.

		Fair Value Measurements at September 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Money Market Account (included in cash and cash equivalents)	$162	$162	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$55	$—	$—

		Fair Value Measurements at December 31, 2025
Money Market Account (included in cash and cash equivalents)	$1,058	$1,058	$—	$—
U.S. Treasury Securities (included in cash and cash equivalents)	$55	$55	$—	$—

(5)
Property and Equipment, Net

The costs and related accumulated depreciation and amortization of major classes of property:

(in thousands)	September 30, 2026	December 31, 2025

Equipment	$19,946	$19,554
Furniture and fixtures	8,203	8,133
Leasehold improvements	69,464	66,522
Other assets	414	414
Construction in progress	12,996	14,369
	$111,023	$108,992
Less: Accumulated depreciation and amortization	(49,108)	(43,245)
Property and Equipment, Net	$61,915	$65,747

The construction in progress balance on each of September 30, 2026 and December 31, 2025 is related to new restaurants being developed for openings expected in 2026 and 2027.

Total depreciation and amortization for the three months ended September 30, 2026 and 2025 was $2.4 million and $2.3 million, respectively, of which $2 thousand and $2 thousand for those periods, respectively, was related to assets acquired under a finance lease.

Total depreciation and amortization for the nine months ended September 30, 2026 and 2025 was $7.2 million and $6.6 million, respectively, of which $4 thousand and $3 thousand for those periods, respectively, was related to assets acquired under a finance lease.

(6)
Gift Cards

Total deferred revenue related to gift cards include the full value of the unredeemed gift card balances less recognized breakage and the unamortized portion of third-party fees. The following table presents information related to gift cards:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Gift card liabilities:
Beginning balance	$14,669	$5,983
Gift card activations	5,562	7,219
Gift card redemptions	(13,242)	(8,874)
Gift card breakage	(1,549)	(1,930)
Ending balance	$5,440	$2,398

(7)
Line of Credit

On September 25, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. Under a change in terms agreement dated October 19, 2026, the maturity date was extended from September 25, 2026 to March 25, 2027 (see Note 19). The agreement is guaranteed by the Company’s Chief Executive Officer and requires a $3.0 million principal reduction by December 31, 2026. No principal reduction has been made as of the date of this report; the Company expects to make the required payment in December 2026. The line of credit bears interest at a variable rate, 7.00% as of September 30, 2026. The balance outstanding was $15.3 million as of September 30, 2026 and $1.0 million as of December 31, 2025. The Company expects to seek renewal of the line of credit prior to its maturity. See Note 2(z), “Near Term Maturity.”

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

(8)
Notes Payable

Notes Payable to Bank

During the third quarter of 2024, the Company entered into a loan agreement with a bank in the amount of $3.0 million with a maturity date of June 26, 2026. The loan was repaid at maturity, and no amounts were outstanding as of September 30, 2026.

On April 25, 2025, the Company entered into a loan agreement with PCB Bank in the amount of $2.0 million with a maturity date of April 25, 2027 at a variable interest rate which is defined as the Wall Street Journal Prime Rate plus 0.25%, resulting in an interest rate of 7.00% as of September 30, 2026. The balance as of September 30, 2026 was $0.9 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% as of September 30, 2026. The balance as of September 30, 2026 was $2.4 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27,2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at September 30, 2026. The balance as of September 30, 2026 was $3.8 million.

Economic Injury Disaster Loan (“EIDL”)

On July 1, 2020, the Company executed the standard loan documents for six restaurants required for securing an EIDL loan from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan assistance program. This assistance was sought in light of the impact of the COVID-19 pandemic on the Company’s business.

As of September 30, 2026 and December 31, 2025, the total principal amounts of the EIDLs were $4.2 million and $4.3 million, respectively, and the proceeds were used for working capital purposes. Interest accrues on the EIDL loans at 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning twelve months from the origination date of each loan. The balance of principal and interest is payable over thirty years from the date of the promissory note.

Note Payable to Landlord

In August 2017, GEN Fremont entered into a note agreement with a landlord. The Company is making equal monthly payments on this note which has a July 2027 maturity date, with an interest rate of 8.00% per annum. As of September 30, 2026 and December 31, 2025, the loan balance outstanding was $81 thousand and $133 thousand, respectively.

In September 2026, GEN McAllen, LLC issued a $175 thousand promissory note to its landlord in settlement of amounts owed under the lease for landlord-funded improvements. The note was a non-cash financing transaction and is included in notes payable as of September 30, 2026.

Total Obligations of Notes Payable

The aggregate maturities of all third party notes payable as of September 30, 2026:

(in thousands)	September 30, 2026
Remainder of 2026	$662
2027	6,884
2028	117
2029	122
2030	126
Thereafter	3,671
Total	$11,582
Less: current portion	(4,361)
Notes payable, net of current portion	$7,221

(9)
Related Party Notes Payable

The Company did not have any outstanding balances with respect to related party note payables at September 30, 2026 and December 31, 2025.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

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

The following table summarizes the operating and finance lease activities to the condensed consolidated statements of comprehensive loss and balance sheets for the periods ended September 30, 2026 and 2025:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Operating lease cost	Classification	2026	2025	2026	2025
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$3,672	$3,779	$11,386	$10,751
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	1,525	1,768	5,172	5,227
Total operating lease cost		$5,197	$5,547	$16,557	$15,978

Supplemental balance sheet information related to leases:
Operating leases (in thousands)	September 30, 2026	December 31, 2025
Operating lease assets	$140,792	$146,473
Operating lease liabilities, current	6,538	6,707
Operating lease liabilities, net of current portion	160,495	165,879
Total operating lease liabilities	$167,033	$172,586

Finance lease assets, net (in thousands)	September 30, 2026	December 31, 2025
Property and equipment, finance leases	$26	$26
Accumulated depreciation, finance leases	(10)	(4)
Property and equipment, net finance leases	$16	$22

Finance lease liabilities (in thousands)	September 30, 2026	December 31, 2025
Obligations under finance leases, current	$9	$8
Obligations under finance leases, net of current portion	7	14
Total finance lease liabilities	$16	$22

September 30, 2026
Weighted-Average Remaining Lease Term (Years)
Operating leases	15.1
Finance leases	1.8
Weighted-Average Discount Rate
Operating leases	6.99%
Finance leases	7.05%

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

Maturities of lease liabilities as of September 30, 2026:

(in thousands)	Operating Leases	Finance Leases
2026	$4,178	$2
2027	17,564	10
2028	17,809	5
2029	18,079	—
2030	18,201	—
Thereafter	208,548	—
Total undiscounted lease payments	$284,379	$17
Present value discount/interest	(117,346)	(1)
Present value	167,033	16
Lease liabilities, current	6,538	9
Lease liabilities, net of current	160,495	7
Total lease liability	$167,033	$16

As of September 30, 2026, the Company had additional operating leases related to new restaurants the Company has not yet taken possession of that will total $44.6 million in future lease payment commitments. These operating leases are expected to commence later in fiscal year 2026 and 2027 and have lease terms, including option periods, of 20 to 25 years.

During the three months ended September 30, 2026, the Company closed its Ilsan, South Korea restaurant and recorded an impairment of $446 thousand on the related operating lease asset, included in loss on lease termination and impairment of long-lived assets in the condensed consolidated statements of comprehensive loss. The asset was written down to zero because the premises were vacated and no sublease income is expected. The related lease liability remains outstanding.

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

The Company is a party to several lawsuits brought in Los Angeles County, California by ex-employees alleging labor law violations. The Company plans to continue to defend against these claims and does not expect the outcome of the lawsuit to have a material impact on the financial statements of the Company. During the three and nine months ended September 30, 2025, the Company recorded litigation accruals of $39 thousand and $339 thousand, respectively, related to the settlement of four of these

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

claims. No such accruals were recorded during the three or nine months ended September 30, 2026; settlement costs of $0.2 million for other claims resolved in the third quarter of 2026 are included in other (gain) loss

PPP Loans and RRF Grants

In June 2026, the Operating Company received a civil investigative demand (“CID”) from the U.S. Department of Justice issued pursuant to the False Claims Act. The investigative inquiry concerns applications for RRF grants and Paycheck Protection Program (“PPP”) loans and loan forgiveness by certain companies acquired by the Operating Company and/or its affiliates.

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

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $623 thousand and $271 thousand, respectively. The Company’s effective income tax rate for the three months ended September 30, 2026 and 2025 was 10.2% and 7.0%, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded an income tax benefit of $1.1 million and $540 thousand, respectively. The Company’s effective income tax rate for the nine months ended September 30, 2026 and 2025 was 5.9% and 6.9%, respectively.

The benefit for the three and nine months ended September 30, 2026 includes a return-to-provision adjustment recorded on finalization of the 2025 income tax returns. As of September 30, 2026, the Company had a net deferred tax asset of $14.2 million, principally related to its investment in the Operating Company, and a liability under the Tax Receivable Agreement of $1.1 million. Management has concluded that it is more likely than not that the deferred tax asset will be realized.

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

As of each of September 30, 2026 and December 31, 2025, the Company had a liability related to its projected obligations under the TRA of $1.1 million and $1.1 million, respectively, which is reflected on the Company’s condensed consolidated balance sheets in “Tax receivable agreement liability”. During the nine months ended September 30, 2026, GEN Inc. did not make any payments to members of the Operating Company pursuant to the TRA.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

(13)
Non-Controlling Interest

As discussed in “Note 1 – Organization and Description of Business,” the Company consolidates the financial results of the Operating Company and reports a non-controlling interest related to the Class B Common Units held by non-controlling interest holders on its condensed consolidated financial statements.

As of September 30, 2026, the Company owned 21.5% of the economic interests in the Operating Company, with the remaining 78.5% of the economic interests owned by non-controlling interest holders. The non-controlling interests on the accompanying condensed consolidated statements of comprehensive loss represent the portion of the loss attributable to the economic interests in the Operating Company held by the non-controlling holders of Class B Common Units calculated based on the weighted-average non-controlling interests’ ownership during the periods presented.

(14)
Other Related-Party Transactions

Prior to September 30, 2026, GEN Mountain View, LP had a related party account payable to a company owned by Mr. David Kim, our Chief Executive Officer, for the purchase of fixed assets during 2018. The balance of $44 thousand was paid in full in the third quarter of 2025, and was $0 as of September 30, 2026.

During the nine months ended September 30, 2026, the Company paid approximately $204 thousand to Ignite Enterprises, LLC (100% owned by Mr. Kim) for reimbursement of travel and related expenses. The Company had a payable to Ignite of $41 thousand as of both September 30, 2026 and December 31, 2025.

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

A calculation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Numerator:
Net loss	$(5,472)	$(3,628)	$(17,303)	$(7,289)
Less: Net loss attributable to non-controlling interest	(4,443)	(3,062)	(14,353)	(6,162)
Net loss attributable to Class A common stockholders	$(1,029)	$(566)	$(2,950)	$(1,127)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	6,299	5,245	5,669	5,131

Net loss per share of Class A common stock - basic and diluted	$(0.16)	$(0.11)	$(0.52)	$(0.22)

For the three and nine months ended September 30, 2026 and 2025, 26,599,810 and 27,682,719, respectively, shares of Class B common stock were excluded from the weighted-average number of shares in the computation of diluted net loss per share of Class A common stock because the effect would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2026 and 2025, 372,600 warrants in each period, and 309,000 and 879,000 RSUs, respectively, were excluded from the calculation of weighted average shares outstanding in the calculation of diluted net loss per share of Class A common stock because their effect would have been anti-dilutive.

Shares of Class B common stock do not share in the earnings or losses of GEN Inc. and are therefore not participating securities. Separate calculations of basic and diluted net loss per share for Class B common stock have not been presented.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

(16)
Stock-Based Compensation

In connection with the IPO, the Company granted RSUs to certain team members that generally vest on the five-year anniversary of the grant date, or over a five-year period with vesting of 20% each year. The non-employee directors of the Company received RSUs that vested on the first anniversary of the grant date, subject to the grantee's continued service through the vesting period, or upon termination from the Board of Directors for any reason other than for cause, a prorated portion of the shares vest on the termination date. The total stock-based compensation was $328 thousand and $734 thousand for the three months ended September 30, 2026 and 2025, respectively, and $1.8 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expenses.

	Nine Months Ended September 30,
RSUs (in thousands)	2026	2025
Non-vested - beginning of period	696	928
Granted	—	—
Vested	(157)	(49)
Canceled	(230)	—
Non-vested - end of period	309	879

Canceled includes 177 thousand RSUs forfeited in 2024 and 2025 that had not been deducted in prior periods.

The aggregate fair value of the RSUs granted during the year ended December 31, 2023 was $14.6 million. The unrecognized stock-based compensation of $3.3 million as of September 30, 2026, will be recognized through July 2028. The Company issued 372,600 (or 9% of the shares of common stock sold in the offering) warrants in connection with the IPO transaction to the underwriters. The warrants expire five years after the effective date of the registration and can be exercised on a cashless basis. As a result, the conversion of some or all of the warrants may dilute the ownership interests of existing shareholders.

(17) Stockholders’ Equity

At-the-Market Offering.

On August 10, 2026, the Company entered into a Sales Agreement with Roth, as sales agent, under which the Company may offer and sell shares of its Class A common stock having an aggregate offering price of up to $3.74 million under the prospectus supplement dated August 10, 2026 (the “ATM Program”). The Company pays the sales agent a commission of 3% of gross proceeds. During the three months ended September 30, 2026, the Company sold 898,405 shares at an average price of $2.02 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million after deducting commissions and offering costs, which were recorded as a reduction of additional paid-in capital. As of September 30, 2026, approximately $1.9 million of capacity remained under the ATM Program. The remaining shares were sold in October 2026 and the program is complete. See Note 19.

Committed Equity Facility.

On September 29, 2026, the Company entered into a Common Stock Purchase Agreement (the “Roth Purchase Agreement”) with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners (the “Committed Equity Facility”), under which the Company may sell, at its election, up to $25.0 million of Class A common stock to Roth Principal Investments over a 36-month period. The per‑share purchase price for shares sold under the Roth Purchase Agreement will be based on the volume‑weighted average trading price of the Company’s Class A common stock during the applicable valuation period, less a fixed discount of either 3.0% or 5.0%. There is no upper limit on the price per share that may be paid, and purchase prices are subject to customary equitable adjustments for stock splits, reverse stock splits, dividends or similar transactions.

Under the applicable Nasdaq rules, in no event may the Company issue to Roth Principal Investments under the Roth Purchase Agreement more than 6,776,399 shares of Class A common stock, which number of shares is equal to 19.99% of the shares of Class A common stock issued and outstanding immediately prior to the execution of the Roth Purchase Agreement, including shares of Class A common stock issuable upon the exchange of issued and outstanding Class B common stock (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Roth Principal Investments for all of the shares of Class A common stock that the Company directs Roth Principal Investments to purchase from the Company pursuant to the Roth Purchase Agreement, if any, equals or exceeds the Base Price (which is equal to the Minimum Price (representing the Nasdaq official closing price of the Class A common stock on the trading day immediately preceding the date of the Purchase Agreement, as adjusted in accordance with applicable Nasdaq rules), plus an adjustment amount of $0.0738 per share), so that the Exchange Cap limitation will not apply to issuances and sales of Class A common stock pursuant to the Roth Purchase Agreement.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

As consideration for Roth Principal Investments’ commitment to purchase shares of Class A common stock at the Company’s direction upon the terms and subject to the conditions set forth in the Roth Purchase Agreement, Roth Principal Investments will withhold an amount in cash equal to 10% from the purchase price payable by Roth Principal Investments to the Company for shares of Class A common stock purchased pursuant to the Roth Purchase Agreement, until the aggregate amount withheld equals $500,000, representing the maximum aggregate commitment fee that may be earned by and paid to Roth Principal Investments pursuant to the Roth Purchase Agreement. If the aggregate withholdings total less than $500,000, Roth Principal Investments will be entitled to such lesser amount only and the Company will have no obligation in respect of the difference, except in the event the Company terminates the Roth Purchase Agreement within 90 days following the date the SEC declares the related resale registration statement to be effective.

In addition, the Company agreed to pay or cause to be paid (a) $50,000 for fees required to be paid to Digital Offering LLC as the qualified independent underwriter in this offering and (b) $100,000 as reimbursement for the reasonable and documented fees and disbursements of Roth Principal Investments’ legal counsel, for an initial total of $150,000. The Company also agreed to reimburse Roth Principal Investments up to $7,500 per fiscal quarter for the reasonable and documented fees and disbursements of Roth Principal Investments’ legal counsel in connection with quarterly and annual bring-down due diligence investigations and related matters as contemplated by the Roth Purchase Agreement.

Commitment fees and expense reimbursements of $150 thousand were recorded as deferred offering costs and are applied against proceeds from sales under the Committed Equity Facility. The related resale registration statement on Form S-1 was declared effective on October 8, 2026. No shares were sold under the Committed Equity Facility during the three months ended September 30, 2026. See Note 19 for information regarding sales that occurred after September 30, 2026.

Exchange of Class B Common Units

During the three months ended September 30, 2026, holders exchanged 1,000,000 Class B common units, together with the corresponding shares of Class B common stock, for 1,000,000 shares of Class A common stock (1,081,909 units in the nine months). The Company also issued 42,689 shares of Class A common stock on the vesting of restricted stock units and stock awards.

Stock Repurchase Program

The Company has a stock buyback program to repurchase up to $5.0 million worth of shares of the Company’s outstanding Class A common stock. During the year ended December 31, 2025, the Company purchased 33,338 shares of Class A common stock for a total of $201 thousand. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of Class A common stock under the stock buyback program.

The stock buyback program does not obligate the Company to acquire any particular amount of Class A common stock, and it may be suspended or discontinued at any time.

(18) Segment Information

The Company operates 53 Gen Korean BBQ restaurants in the United States and South Korea. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company determined it has one reportable segment, as the CODM regularly reviews restaurant operations and financial performance at a consolidated level. The CODM uses net (loss) income to allocate resources (including labor, technology and capital resources) for the single segment to make decisions regarding annual budget, new restaurant openings, entering new geographic markets, landlord and vendor negotiation, marketing decisions, pursuing new business ventures and driving the Company’s mission. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

GEN RESTAURANT GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Segment revenue	$48,743	$50,418	$158,368	$162,795
Less:
Food cost	19,026	17,538	61,304	55,422
Payroll and benefits	13,997	14,390	46,888	49,140
Occupancy expenses	5,076	5,427	16,188	15,639
Operating expenses	6,585	6,174	19,823	18,005
Depreciation and amortization	2,419	2,318	7,208	6,602
Pre-opening costs	1,274	2,315	4,383	7,015
Segment Income from Operations	366	2,256	2,574	10,972
Reconciliation:		—
General and administrative	5,475	6,466	19,485	19,239
Loss on lease termination and impairment of long-lived assets	937	(471)	1,548	(471)
Gain on deconsolidation of restaurants	—	—	(53)	—
Interest expense (income), net	481	121	1,021	(7)
Other (income) costs	136	39	(480)	339
(Gain) loss on foreign currency	(568)	—	(557)	14
Employee retention credits	—	—	—	(313)
Net loss before taxes	$(6,095)	$(3,899)	$(18,390)	$(7,829)

(19)
Subsequent Events

On October 15 and 16, 2026, the Company sold an aggregate of 45,158 shares under the Committed Equity Facility for gross proceeds of approximately $75 thousand, which were applied to facility fees and expenses. On October 14 and 15, 2026, the Company sold 1,113,807 shares of Class A common stock under the ATM Program at an average price of $1.73 per share for gross proceeds of $1.9 million and net proceeds of $1.9 million after commissions. See Note 17 for additional information regarding the ATM Program and the Committed Equity Facility.

On October 19, 2026, the Company and PCB Bank entered into a change in terms agreement, which extended the maturity of the $20.0 million line of credit to March 25, 2027. The agreement is guaranteed by the Company’s Chief Executive Officer and requires a $3.0 million principal reduction by December 31, 2026.

Subsequent to September 30, 2026, holders exchanged 883,334 Class B common units, together with the corresponding shares of Class B common stock, for an equal number of shares of the Company’s Class A common stock.

On October 13, 2026, the Company signed a letter of intent with Chubby Group for the sale of its U.S. restaurant operations, which include 47 restaurants, for consideration of up to $100.0 million, with the transfers expected to occur in phases over approximately twelve months. The transaction is subject to the negotiation and execution of definitive agreements, and there can be no assurance that it will be completed.

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

Overview

GEN Restaurant Group operates Korean barbeque restaurants and a growing Korean consumer-packaged goods (“CPG”) business. Founded in 2011, we operated 53 company-owned restaurants as of September 30, 2026 in ten states and South Korea. Our restaurants offer an extensive menu of traditional Korean and Korean-American food in a format where guests cook the majority of the food at embedded grills, which reduces the need for chefs and servers and provides a consistent experience across locations. Our CPG business sells GEN-branded ready-to-cook marinated meats and other Korean products through club, grocery and mass retail channels. CPG revenue was $4.7 million in the third quarter of 2026 and $10.0 million in the nine months, or 9.7% and 6.3% of total revenue.

Our priorities are, first, to grow our CPG business, which we believe is our largest opportunity: broadening distribution with existing club and grocery customers, adding new retail partners, extending our product range beyond marinated meats, and building the sales, marketing and supply chain capabilities the business needs. In our restaurants, our priorities are to operate well and protect cash flow, manage labor and food costs against lower comparable sales, and be highly selective in committing capital to new construction, weighing the returns of each potential opening against alternative uses of capital, including CPG. Across the company, we intend to reduce corporate overhead to the size of our business and to direct our resources toward CPG.

Business Trends

During 2025 we opened 15 restaurants, including six in South Korea. In the nine months ended September 30, 2026 we opened three (Tucson, Arizona; Denton, Texas; McAllen, Texas) and closed or transferred seven: four U.S. restaurants (San Antonio, Mountain View, Edison and Jacksonville) transferred to the Chubby Cattle joint venture in the second quarter, two in South Korea (GEN Guwol and KAN Sushi Guwol) closed in the second quarter, and our Ilsan, South Korea restaurant closed in the third quarter. Our Sacramento, California restaurant is classified as held for sale at September 30, 2026, and we expect to transfer it to the Chubby Cattle joint venture in the fourth quarter of 2026 (see Note 3). We have slowed new restaurant development and suspended construction at certain leased sites, and pre-opening costs declined to $1.3 million in the third quarter from $2.3 million a year earlier.

Our South Korea restaurants, which we are winding down, contributed $0.3 million of revenue and a $0.9 million operating loss in the third quarter of 2026, including the Ilsan lease asset impairment described in Note 10.

CPG revenue grew to $4.7 million in the third quarter from $4.3 million in the second quarter and $1.0 million in the first, an increase of 11% over the second quarter, as we expanded distribution with existing club and grocery customers and added mass retail locations. We are investing in sales, marketing and supply chain for this business, and we expect CPG to be a larger share of revenue over the coming quarters.

Comparable restaurant sales declined 9.2% in the third quarter and 9.1% in the nine months, following declines of 9.3% in the second quarter and 8.8% in the first, reflecting lower guest traffic in a weaker environment for casual dining. Excluding CPG, revenue declined 12.7% in the third quarter, which includes $0.4 million of discounts on gift cards sold through club stores compared with $0.1 million a year earlier ($1.6 million and $0.2 million for the nine months). Payroll and benefits declined in dollars as we operated fewer restaurants and implemented labor efficiencies, but held at 28.7% of revenue on the lower sales base. General and administrative expenses declined $1.0 million in the quarter as corporate costs were reduced, partially offset by the CPG investment noted above.

Recent Events Concerning Our Financial Position

On September 25, 2023, the Company entered into a loan agreement for a $20.0 million line of credit with PCB Bank. The line of credit was extended on October 19, 2026 and now matures on March 25, 2027. It bears interest at a variable rate per annum equal to 7.00% as of September 30, 2026. The balance outstanding under the line of credit is $15.3 million as of September 30, 2026.

On April 25, 2025, the Company entered into a loan agreement for a $2.0 million loan with PCB Bank. The loan matures on April 25, 2027, and bears interest at a variable interest rate per annum equal to 7.00% as of September 30, 2026. The balance as of September 30, 2026 was $0.9 million.

On July 29, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on July 29, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Index rate (prime rate), which equals 7.00% as of September 30, 2026. The balance as of September 30, 2026 was $2.4 million.

On October 27, 2025, the Company entered into a loan agreement for $4.0 million with PCB Bank. The loan matures on October 27, 2027, and bears interest at a variable rate per annum equal to 0.25% over the Wall Street Journal Prime Rate, which equaled 7.00% at September 30, 2026. The balance as of September 30, 2026 was $3.8 million.

On August 10, 2026, we entered into a sales agreement with Roth Capital Partners, LLC for an at-the-market offering of up to $3.74 million of Class A common stock. We sold 898,405 shares for net proceeds of $1.7 million in the third quarter and the remaining 1,113,807 shares for net proceeds of $1.9 million in October 2026, completing the program. On September 29, 2026, we entered into a committed equity facility with an affiliate of Roth Capital Partners under which we may sell shares of Class A common stock at our election, subject to the conditions in the agreement; the related registration statement was declared effective on October 8, 2026, and through the date of this report we have sold 45,158 shares under the facility. See Notes 17 and 19.

At-the-Market Offering

On August 10, 2026, we entered into a Sales Agreement with Roth Capital Partners, LLC, as sales agent, under which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $3.74 million under the prospectus supplement dated August 10, 2026 (the “ATM Program”). We pay the sales agent a commission of 3% of gross proceeds. During the three months ended September 30, 2026, we sold 898,405 shares at an average price of $2.02 per share for gross proceeds of $1.8 million and net proceeds of $1.7 million after deducting commissions and offering costs. On October 14 and 15, 2026, we sold 1,113,807 shares of Class A common stock under the ATM Program at an average price of $1.73 per share for gross proceeds of $1.9 million and net proceeds of $1.9 million after commissions.

Committed Equity Facility

On September 29, 2026, we entered into a Common Stock Purchase Agreement (the “Roth Purchase Agreement”) with Roth Principal Investments, LLC (“Roth Principal Investments”), an affiliate of Roth Capital Partners (the “Committed Equity Facility”), under which we may sell, at our election, up to $25.0 million of Class A common stock to Roth Principal Investments over a 36-month period. The per‑share purchase price for shares sold under the Roth Purchase Agreement will be based on the volume‑weighted average trading price of our Class A common stock during the applicable valuation period, less a fixed discount of either 3.0% or 5.0%. There is no upper limit on the price per share that may be paid, and purchase prices are subject to customary equitable adjustments for stock splits, reverse stock splits, dividends or similar transactions.

Under the applicable Nasdaq rules, in no event may we issue to Roth Principal Investments under the Roth Purchase Agreement more than 6,776,399 shares of Class A common stock, which number of shares is equal to 19.99% of the shares of Class A common stock issued and outstanding immediately prior to the execution of the Roth Purchase Agreement, including shares of Class A common stock issuable upon the exchange of issued and outstanding Class B common stock (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average price per share paid by Roth Principal Investments for all of the shares of Class A common stock that we direct Roth Principal Investments to purchase from us pursuant to the Roth Purchase Agreement, if any, equals or exceeds the Base Price (which is equal to the Minimum Price (representing the Nasdaq official closing price of the Class A common stock on the trading day immediately preceding the date of the Purchase Agreement, as adjusted in accordance with applicable Nasdaq rules), plus an adjustment amount of $0.0738 per share), so that the Exchange Cap limitation will not apply to issuances and sales of Class A common stock pursuant to the Roth Purchase Agreement.

As consideration for Roth Principal Investments’ commitment to purchase shares of Class A common stock at our direction upon the terms and subject to the conditions set forth in the Roth Purchase Agreement, Roth Principal Investments will withhold an amount in cash equal to 10% from the purchase price payable by Roth Principal Investments to us for shares of Class A common stock purchased pursuant to the Roth Purchase Agreement, until the aggregate amount withheld equals $500,000, representing the maximum aggregate commitment fee that may be earned by and paid to Roth Principal Investments pursuant to the Roth Purchase Agreement. If the aggregate withholdings total less than $500,000, Roth Principal Investments will be entitled to such lesser amount only and we will have no obligation in respect of the difference, except in the event we terminate the Roth Purchase Agreement within 90 days following the date the SEC declares the related resale registration statement to be effective.

In addition, we agreed to pay or cause to be paid (a) $50,000 for fees required to be paid to Digital Offering LLC as the qualified independent underwriter in this offering and (b) $100,000 as reimbursement for the reasonable and documented fees and disbursements of Roth Principal Investments’ legal counsel, for an initial total of $150,000. We also agreed to reimburse Roth Principal Investments up to $7,500 per fiscal quarter for the reasonable and documented fees and disbursements of Roth Principal Investments’ legal counsel in connection with quarterly and annual bring-down due diligence investigations and related matters as contemplated by the Roth Purchase Agreement.

On October 15 and 16, 2026, we sold an aggregate of 45,158 shares under the Committed Equity Facility for gross proceeds of approximately $75 thousand. We assess our long-lived assets for potential impairment each quarter. During the three months ended September 30, 2026, we recorded a $446 thousand impairment of the operating lease asset of our Ilsan, South Korea restaurant, which closed in August 2026. No other impairment charges were recorded in the periods presented

Key Performance Indicators

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

Adjusted Net (Loss) Income and Adjusted EPS

Adjusted Net (Loss) Income represents net (loss) income, adjusted for pre-opening costs, stock-based compensation, the costs of a discrete legal settlement, loss on lease termination, gain on deconsolidation of restaurants, and the related tax impact of the adjustments. Adjusted net (loss) income per share is defined as adjusted net (loss) income divided by the weighted-average number of shares of Class A common stock outstanding for the applicable period.

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

The following table shows the AUV for the twelve months ended September 30, 2026 and 2025:

	Twelve Months Ended September 30,
	2026	2025
(in thousands)
Average Unit Volume	$4,628	$5,228

Comparable Restaurant Sales Change

Comparable restaurant sales change refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 full months prior to the accounting period presented. Once a restaurant has been open 18 full months, it must have had continuous operations during both the current period and the prior year period being measured to remain a comparable restaurant. If operations were to be substantially impacted by unusual events that closed the location or significantly changed its capacity, that location is excluded from the comparable sales calculation until it has been operating continuously under normal conditions for both the current period and the prior year comparison period. Since opening new restaurants is expected to be a significant component of our sales change, comparable restaurant sales change is only one measure of how we evaluate our performance. Our South Korea restaurants, all of which opened in 2025, are not in the comparable restaurant base or the AUV base for the periods presented.

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Comparable restaurant sales change (%)	(9.2)%	(9.9)%	(9.1)%	(5.9)%
Comparable restaurant base	37	38	37	38

Change in Number of Restaurants

The change in number of restaurants reflects the number of restaurants opened or closed during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings and closings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the change in our restaurant base for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Restaurant activity
Beginning of period	54	50	57	43
Openings	—	8	3	15
Closings	(1)	(1)	(7)	(1)
End of period	53	57	53	57

Revenue Per Square Foot

Revenue per square foot means the restaurant sales for all restaurants opened a full 18 months before the end of the 18-month period measured divided by the average square footage of such restaurants. This measurement allows management to assess the effectiveness of our approach to real estate selection and the overall performance of our restaurant base. The following table shows the revenue per square foot for the twelve months ended September 30, 2026 and 2025:

	Twelve Months Ended September 30,
	2026	2025
Revenue per square foot	$710	$770

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

Food costs. Food costs consist of the cost of food and beverages used in our restaurants and, for our CPG business, the cost of ingredients, packaging and inbound freight for products sold to retail customers. Food costs are variable in nature, change with sales volume and are influenced by menu and product mix and subject to increases or decreases based upon fluctuations in commodity costs. Another important factor causing fluctuations in food costs includes restaurant management of food waste. Food costs are a substantial expense and are expected to change proportionally as our sales levels change.

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

Operating expenses. Operating expenses include supplies, utilities, repairs and maintenance, and other costs incurred directly at the restaurant level, as well as costs directly attributable to our CPG business, such as warehousing, outbound freight and distribution costs.

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

General and administrative expenses. General and administrative expenses include expenses associated with corporate management supervisory functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, stock-based compensation, travel expenses, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses also include the incremental legal, accounting, insurance and other expenses incurred as a public company.

Loss on lease termination and impairment of long-lived assets. This line consists of losses recognized on the closure of restaurants and the termination of their leases, including the write-off of property and equipment and operating lease assets, and impairment charges recorded when the carrying value of long-lived assets is not recoverable. See “Note 10 - Leases” in the condensed consolidated financial statements.

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

Other (gain) loss. Other (gain) loss consists of items outside our restaurant and CPG operations, including gains on the derecognition of aged accounts payable balances determined to no longer be payable, legal settlement costs and miscellaneous income.

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

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table presents selected comparative results of operations for the three months ended September 30, 2026 and 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods.

	Three Months Ended September 30,		Increase/(Decrease)
($ amounts in thousands)	2026	2025	Amount	%

Revenue	$48,743	$50,418	$(1,675)	(3.3)%
Restaurant operating expenses:
Food cost	19,026	17,538	1,488	8.5%
Payroll and benefits	13,997	14,390	(393)	(2.7)%
Occupancy expenses	5,076	5,427	(351)	(6.5)%
Operating expenses	6,585	6,174	411	6.7%
Depreciation and amortization	2,366	2,277	89	3.9%
Pre-opening costs	1,274	2,315	(1,041)	(45.0)%
Total restaurant operating expenses	48,324	48,121	203	0.4%
General and administrative	5,475	6,466	(991)	(15.3)%
Loss on lease termination and impairment of long-lived assets	937	(471)	1,408	(298.9)%
Depreciation and amortization - corporate	53	41	12	29.3%
Total costs and expenses	54,789	54,157	632	1.2%
(Loss) income from operations	(6,046)	(3,739)	(2,307)	61.7%
Other gain (loss)	(136)	(39)	(97)	248.7%
Gain (loss) on foreign currency	568	—	568	100.0%
Interest (expense) income, net	(481)	(121)	(360)	297.5%
Net loss before income taxes	(6,095)	(3,899)	(2,196)	56.3%
(Benefit) provision for income taxes	(623)	(271)	(352)	129.9%
Net loss	(5,472)	(3,628)	(1,844)	50.8%
Net loss attributable to non-controlling interest	(4,443)	(3,062)	(1,381)	45.1%
Net loss attributable to GEN Restaurant Group, Inc.	$(1,029)	$(566)	$(463)	81.8%

	% of Revenue
	Three Months Ended September 30,
	2026	2025
Revenue	100%	100%
Restaurant operating expenses:
Food costs	39.0%	34.8%
Payroll and benefits	28.7%	28.5%
Occupancy expenses	10.4%	10.8%
Operating expenses	13.5%	12.2%
Depreciation and amortization	4.9%	4.5%
Pre-opening costs	2.6%	4.6%
Total restaurant operating expenses	99.1%	95.4%
General and administrative	11.2%	12.8%
Loss on lease termination and impairment of long-lived assets	1.9%	(0.9)%
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	112.4%	107.4%
(Loss) income from operations	(12.4)%	(7.4)%
Other gain (loss)	(0.3)%	(0.1)%
Gain (loss) on foreign currency	1.2%	—
Interest (expense) income, net	(1.0)%	(0.2)%
Net loss before income taxes	(12.5)%	(7.7)%
(Benefit) provision for income taxes	(1.3)%	(0.5)%
Net loss	(11.2)%	(7.2)%
Net loss attributable to non-controlling interest	(9.1)%	(6.1)%
Net loss attributable to GEN Restaurant Group, Inc.	(2.1)%	(1.1)%

Revenues. Revenues were $48.7 million for the three months ended September 30, 2026, compared to $50.4 million for the three months ended September 30, 2025, a decrease of $1.7 million, or 3.3%. Revenue consisted of $44.0 million from our restaurants and $4.7 million from our CPG business, which had no revenue in the prior-year quarter. Restaurant revenue decreased $6.4 million, or 12.7%: comparable restaurant sales declined 9.2%, sales at restaurants not yet in the comparable base were lower, and restaurants closed or transferred since the third quarter of 2025 contributed $2.2 million of revenue in the prior-year quarter and none in the current quarter, partially offset by $1.5 million of revenue from the three restaurants opened in 2026. CPG revenue grew 11% from the second quarter of 2026 as we expanded distribution with club and grocery customers.

Food costs. Food costs were $19.0 million for the three months ended September 30, 2026, compared to $17.5 million for the three months ended September 30, 2025, an increase of $1.5 million, or 8.5%. The increase was driven by our CPG division, which carries retail cost of goods and had no sales in the prior-year quarter, partially offset by lower restaurant food costs on lower restaurant sales. As a percentage of revenue, food costs increased to 39.0% from 34.8%, reflecting the higher cost of goods of our CPG products relative to restaurant sales and inflationary cost increases.

Payroll and benefits. Payroll and benefits costs were $14.0 million for the three months ended September 30, 2026, compared to $14.4 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 2.7%, reflecting fewer restaurants in operation and labor efficiencies, partially offset by labor at the restaurants opened in 2025 and 2026 and higher hourly wage rates. As a percentage of revenue, payroll and benefits costs were 28.7% compared to 28.5%, as lower sales at comparable restaurants offset the labor savings.

Occupancy expenses. Occupancy expenses were $5.1 million for the three months ended September 30, 2026 compared to $5.4 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 6.5%, primarily reflecting the restaurants transferred to the Chubby Cattle joint venture and closed in Korea, partially offset by restaurants opened in 2025 and 2026. As a percentage of revenue, occupancy expenses were 10.4% in the three months ended September 30, 2026 compared to 10.8% in the three months ended September 30, 2025.

Operating expenses. Operating expenses were $6.6 million for the three months ended September 30, 2026 compared to $6.2 million for the three months ended September 30, 2025, an increase of $0.4 million, or 6.7%, as expenses reflected inflationary cost increases. As a percentage of revenue, operating expenses were 13.5% in the three months ended September 30, 2026 and 12.2% in the three months ended September 30, 2025.

Depreciation and amortization expenses. Depreciation and amortization expenses were $2.4 million for the three months ended September 30, 2026 and $2.3 million for the three months ended September 30, 2025. As a percentage of revenue, depreciation and amortization expenses at the restaurant-level remained flat at 4.9% during the three months ended September 30, 2026 and 4.5% during the three months ended September 30, 2025.

Pre-opening costs. Pre-opening costs were $1.3 million for the three months ended September 30, 2026 compared to $2.3 million for the three months ended September 30, 2025. This reflects fewer restaurants in development during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

General and administrative expenses. General and administrative expenses were $5.5 million for the three months ended September 30, 2026 compared to $6.5 million for the three months ended September 30, 2025, a decrease of $1.0 million, or 15.3%. The decrease reflects reductions in corporate costs in the third quarter of 2026, partially offset by investment in our CPG go-to-market efforts, including marketing and in-store demonstrations. As a percentage of revenue, general and administrative expenses decreased from 12.8% for the three months September 30, 2025 to 11.2% for the three months ended September 30, 2026.

Loss on lease termination and impairment of long-lived assets. During the three months ended September 30, 2026, we recorded a loss of $937 thousand on the closure of our Ilsan, South Korea restaurant, consisting of a $491 thousand write-off of property and equipment and a $446 thousand impairment of the related operating lease asset. During the three months ended September 30, 2025, we recorded lease termination income of $471 thousand related to the closure of one restaurant

Gain on deconsolidation of restaurants. There was no gain or loss on deconsolidation of restaurants in the three months ended September 30, 2026 or 2025. See the discussion of the nine months ended September 30, 2026 below.

Employee retention credits. Employee retention credits include refundable credits recognized under the provisions of the CARES Act and extension thereof.

Other gain (loss). Other loss of $136 thousand for three months ended September 30, 2026 consisted primarily of legal settlement costs, partially offset by miscellaneous income. The loss of $39 thousand in the three months ended September 30, 2025 was a legal settlement accrual.

Gain (loss) on foreign currency. The gain of $568 thousand for the three months ended September 30, 2026 resulted primarily from the remeasurement of intercompany loan balances with our South Korean subsidiaries. There was no comparable gain or loss in the three months ended September 30, 2025

Interest (expense) income, net. During the three months ended September 30, 2026, interest expense, net was $481 thousand compared to $121 thousand of interest expense, net during the three months ended September 30, 2025.The increase reflects higher average borrowings under our line of credit and term loans and lower interest income due to lower average cash balances.

Benefit (provision) for income taxes. We recorded an income tax benefit of $623 thousand for the three months ended September 30, 2026, compared to $271 thousand for the three months ended September 30, 2025. The benefit includes a return-to-provision adjustment recorded on finalization of the 2025 income tax returns.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025

	Nine Months Ended September 30,		Increase/(Decrease)
($ amounts in thousands)	2026	2025	Amount	%

Revenue	$158,368	$162,795	$(4,427)	(2.7)%
Restaurant operating expenses:
Food cost	61,304	55,422	5,882	10.6%
Payroll and benefits	46,888	49,140	(2,252)	(4.6)%
Occupancy expenses	16,188	15,639	549	3.5%
Operating expenses	19,823	18,005	1,818	10.1%
Depreciation and amortization	7,055	6,491	564	8.7%
Pre-opening costs	4,383	7,015	(2,632)	(37.5)%
Total restaurant operating expenses	155,641	151,712	3,929	2.6%
General and administrative	19,485	19,239	246	1.3%
Loss on lease termination and impairment of long-lived assets	1,548	(471)	2,019	(428.7)%
Gain on deconsolidation of restaurants	(53)	—	(53)	100%
Depreciation and amortization - corporate	153	111	42	37.8%
Total costs and expenses	176,774	170,591	6,183	3.6%
(Loss) income from operations	(18,406)	(7,796)	(10,610)	136.1%
Employee retention credits	—	313	(313)	(100.0)%
Other gain (loss)	480	(339)	819	(241.6)%
Gain (loss) on foreign currency	557	(14)	571	(4078.6)%
Interest (expense) income, net	(1,021)	7	(1,028)	(14685.7)%
Net (loss) income before income taxes	(18,390)	(7,829)	(10,561)	134.9%
(Benefit) provision for income taxes	(1,087)	(540)	(547)	101.3%
Net (loss) income	(17,303)	(7,289)	(10,014)	137.4%
Net (loss) income attributable to non-controlling interest	(14,353)	(6,162)	(8,191)	132.9%
Net (loss) income attributable to GEN Restaurant Group, Inc.	$(2,950)	$(1,127)	$(1,823)	161.8%

	% of Revenue
	Nine Months Ended September 30,
	2026	2025

Revenue	100.0%	100.0%
Restaurant operating expenses:
Food cost	38.7%	34.0%
Payroll and benefits	29.6%	30.2%
Occupancy expenses	10.2%	9.6%
Operating expenses	12.5%	11.1%
Depreciation and amortization	4.5%	4.0%
Pre-opening costs	2.8%	4.3%
Total restaurant operating expenses	98.3%	93.2%
General and administrative	12.3%	11.8%
Loss on lease termination and impairment of long-lived assets	1.0%	(0.3)%
Gain on deconsolidation of restaurants	(0.0)%	—
Depreciation and amortization - corporate	0.1%	0.1%
Total costs and expenses	111.6%	104.8%
(Loss) income from operations	(11.6)%	(4.8)%
Employee retention credits	—	0.2%
Other gain (loss)	0.3%	(0.2)%
Loss on foreign currency	0.4%	(0.0)%
Interest (expense) income, net	(0.6)%	0.0%
(Loss) income before income taxes	(11.6)%	(4.8)%
(Benefit) provision for income taxes	(0.7)%	(0.3)%
Net (loss) income	(10.9)%	(4.5)%
Net (loss) income attributable to non-controlling interest	(9.1)%	(3.8)%
Net (loss) income attributable to GEN Restaurant Group, Inc.	(1.9)%	(0.7)%

Revenues. Revenues were $158.4 million for the nine months ended September 30, 2026 compared to $162.8 million for the nine months ended September 30, 2025 a decrease of $4.4 million, or 2.7%. Revenue consisted of $148.4 million from our restaurants and $10.0 million from our CPG business, which began generating revenue in 2026. Restaurant revenue decreased $14.4 million, or 8.8%: comparable restaurant sales declined 9.1%, sales at restaurants not yet in the comparable base were lower, and restaurants closed or transferred contributed $3.0 million of revenue in the current period compared with $8.0 million in the prior-year period, partially offset by $5.0 million of revenue from the three restaurants opened in 2026 and a full period of revenue from the restaurants opened during 2025.

Food costs. Food costs were $61.3 million for the nine months ended September 30, 2026, compared to $55.4 million for the nine months ended September 30, 2025, an increase of $5.9 million, or 10.6%. The increase was driven by our CPG division, which carries retail cost of goods and had no sales in the prior-year period, and inflationary cost increases, partially offset by lower restaurant food costs on lower restaurant sales. As a percentage of revenue, food costs increased to 38.7% from 34.0%.

Payroll and benefits. Payroll and benefits costs were $46.9 million for the nine months ended September 30, 2026, compared to $49.1 million for the nine months ended September 30, 2025, a decrease of $2.3 million, or 4.6%, as we implemented labor efficiencies and operated fewer restaurants following the second quarter transfers and closures. As a percentage of revenue, payroll and benefits costs decreased from 30.2% to 29.6%.

Occupancy expenses. Occupancy expenses were $16.2 million for the nine months ended September 30, 2026 compared to $15.6 million for the nine months ended September 30, 2025, an increase of $0.5 million, or 3.5%, reflecting restaurants opened in 2025 and 2026, partially offset by the restaurants transferred or closed during 2026. As a percentage of revenue, occupancy expenses were 10.2% in the nine months ended September 30, 2026 compared to 9.6% in the nine months ended September 30, 2025.

Operating expenses. Operating expenses were $19.8 million for the nine months ended September 30, 2026 compared to $18.0 million for the nine months ended September 30, 2025, an increase of $1.8 million, or 10.1%, primarily as a result of the restaurants opened in 2025 and 2026, higher utility and credit card processing costs and delivery and third-party fees. As a percentage of revenue, operating expenses were 12.5% in the nine months ended September 30, 2026 and 11.1% in the nine months ended September 30, 2025.

Depreciation and amortization expenses. Depreciation and amortization expenses were $7.2 million for the nine months ended September 30, 2026 and $6.5 million for the nine months ended September 30, 2025, reflecting the restaurants opened in 2025 and

2026. As a percentage of revenue, depreciation and amortization expenses at the restaurant level were 4.5% during the nine months ended September 30, 2026 and 4.0% during the nine months ended September 30, 2025.

Pre-opening costs. Pre-opening costs were $4.4 million for the nine months ended September 30, 2026 compared to $7.0 million for the nine months ended September 30, 2025, a decrease of $2.6 million, or 37.5%. We opened three restaurants in the nine months ended September 30, 2026 compared to 15 in the prior-year period, and current-year pre-opening costs consisted primarily of rent on leased sites under development or on which we have suspended construction.

General and administrative expenses. General and administrative expenses were $19.5 million for the nine months ended September 30, 2026 compared to $19.2 million for the nine months ended September 30, 2025, an increase of $0.2 million, or 1.3%. Investment in our CPG go-to-market efforts, including marketing and in-store demonstrations, was largely offset by lower stock-based compensation expense of $0.4 million and reductions in corporate costs in the third quarter of 2026. As a percentage of revenue, general and administrative expenses were 12.3% in the nine months ended September 30, 2026 and 11.8% in the nine months ended September 30, 2025.

Loss on lease termination and impairment of long-lived assets. During the nine months ended September 30, 2026, we recorded losses of $1.5 million, consisting of $611 thousand related to the closure of two restaurants in Korea in the second quarter and $937 thousand related to the closure of our Ilsan, South Korea restaurant in the third quarter, including a $446 thousand impairment of its operating lease asset. During the nine months ended September 30, 2025, we recorded lease termination income of $471 thousand related to the closure of one restaurant.

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

Employee retention credits. No employee retention credits were recognized in the nine months ended September 30, 2026, compared to $313 thousand of refundable credits under the CARES Act recognized in the nine months ended September 30, 2025.

Other gain (loss). Other gain of $480 thousand for the nine months ended September 30, 2026 consisted of a $0.6 million gain from the derecognition of aged accounts payable balances determined to no longer be payable in the second quarter, partially offset by legal settlement costs in the third quarter. The loss of $339 thousand in the prior-year period was a legal settlement accrual.

Gain (loss) on foreign currency. The gain of $557 thousand for the nine months ended September 30, 2026 resulted primarily from the remeasurement of intercompany loan balances with our South Korean subsidiaries, compared to a loss of $14 thousand in the nine months ended September 30, 2025.

Interest (expense) income, net. During the nine months ended September 30, 2026, interest expense, net was $1.0 million compared to interest income, net of $7 thousand during the nine months ended September 30, 2025. The change reflects higher average borrowings under our line of credit and term loans and lower interest income due to lower average cash balances.

Benefit (provision) for income taxes. We recorded an income tax benefit of $1.1 million for the nine months ended September 30, 2026 compared to an income tax benefit of $540 thousand for the nine months ended September 30, 2025.

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

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

EBITDA:
Net loss	$(5,472)	$(3,628)	$(17,303)	$(7,289)
Net Loss Margin	(11.2)%	(7.2)%	(10.9)%	(4.5)%
Interest expense (income), net	481	121	1,021	(7)
Benefit for income taxes	(623)	(271)	(1,087)	(540)
Depreciation and amortization	2,419	2,318	7,208	6,602
EBITDA	$(3,195)	$(1,460)	$(10,161)	$(1,234)
EBITDA Margin	(6.6)%	(2.9)%	(6.4)%	(0.8)%

Adjustments to EBITDA:
EBITDA	$(3,195)	$(1,460)	$(10,161)	$(1,234)
Stock-based compensation expense (1)	328	734	1,796	2,202
Employee retention credits (2)	—	—	—	(313)
Litigation settlements (3)	243	39	243	339
Loss on lease termination and impairment of long-lived assets (4)	937	(471)	1,548	(471)
Gain on deconsolidation of restaurants (5)	—	—	(53)	—
Non-cash lease expense (6)	122	195	321	413
Non-cash lease expense included in pre-opening costs (7)	923	718	2,457	1,922
Adjusted EBITDA	$(642)	$(245)	$(3,849)	$2,858
Adjusted EBITDA Margin	(1.3)%	(0.5)%	(2.4)%	1.8%

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
(4)
Loss on lease termination and impairment of long-lived assets. Related to the closure of restaurants in South Korea, including the impairment of the Ilsan operating lease asset in the third quarter of 2026. See “Note 10 - Leases” in the condensed consolidated financial statements.
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

The following table reconciles Loss from Operations to Restaurant-Level Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Loss from Operations	$(6,046)	$(3,739)	$(18,406)	$(7,796)
Loss Margin from Operations	(12.4)%	(7.4)%	(11.6)%	(4.8)%
Depreciation and amortization	2,419	2,318	7,208	6,602
Pre-opening costs	1,274	2,315	4,383	7,015
Loss on lease termination and impairment of long-lived assets	937	(471)	1,548	(471)
Gain on deconsolidation of restaurants	—	—	(53)	—
General and administrative	5,475	6,466	19,485	19,239
Non-cash lease expense	122	195	321	413
Restaurant-Level Adjusted EBITDA	$4,181	$7,084	$14,486	$25,002
Restaurant-Level Adjusted EBITDA Margin	8.6%	14.1%	9.1%	15.4%

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

The following table reconciles net (loss) income to Adjusted net (loss) income and Adjusted net (loss) income per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net loss	$(5,472)	$(3,628)	$(17,303)	$(7,289)
Pre-opening costs	1,274	2,315	4,383	7,015
Stock-based compensation	328	734	1,796	2,202
Litigation settlements	243	39	243	339
Loss on lease termination and impairment of long-lived assets	937	—	1,548	—
Gain on deconsolidation of restaurants	—	—	(53)	—
Tax impact of adjustments	(157)	(145)	(405)	(408)
Adjusted Net (loss) income	(2,847)	(685)	(9,791)	1,859
Less: Adjusted net (loss) income attributable to non-controlling interest	(2,312)	(578)	(8,122)	1,569
Adjusted net (loss) income attributable to GEN Restaurant Group, Inc.	(535)	(107)	(1,669)	290

Adjusted Net (loss) income attributable to Class A common stock - basic and diluted	$(535)	$(107)	$(1,669)	$290

Weighted-average shares of Class A common stock outstanding - basic and diluted	6,299	5,245	5,669	5,131

Adjusted Net (loss) income per share of Class A common stock - basic and diluted	$(0.08)	$(0.02)	$(0.29)	$0.06

Liquidity and Capital Resources

As of September 30, 2026 we had $2.9 million of cash and a $46.0 million working capital deficit, which is calculated by subtracting current liabilities from current assets, compared with $2.8 million of cash and a $31.3 million working capital deficit as of December 31, 2025. The increase in the working capital deficit primarily reflects the $15.3 million outstanding under our line of credit, which is classified as a current liability, and cash used in operations.

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, restaurant remodels and restaurant equipment and fixtures, as well as investments in our CPG business, including inventory and go-to-market costs. During the nine months ended September 30, 2026, we opened three new restaurants and reduced capital expenditures significantly from the prior-year period as we slowed new restaurant development, while increasing inventory for our CPG business. Our operating losses and these investments were funded primarily by borrowings under our line of credit and proceeds from our at-the-market program. There is no guarantee that if we need to raise additional capital we will be able to do so.

We have also taken actions to strengthen our liquidity: we have slowed new restaurant development and suspended construction at certain sites; the transfers described in Note 3 have eliminated the operating losses and future lease obligations of four underperforming restaurants, with the fifth expected to transfer in the fourth quarter of 2026; we expect cash inflows from gift card sales in the fourth quarter of 2026; we are reducing our corporate overhead; our CPG division is generating increasing revenue with lower capital intensity than new restaurant development; and we are pursuing the potential sale of the operations of our U.S. restaurants under a signed letter of intent with Chubby Group, which remains subject to definitive agreements. Based on our current operating plan, cash on hand, expected cash from operations, drawings under our line of credit, potential sales of Class A common stock and the other actions described above, we believe our sources of liquidity will be sufficient to fund our operations, lease obligations, debt service and capital expenditures for at least the next 12 months from the date of this report.

During the three months ended September 30, 2026, we sold 898,405 shares of Class A common stock under our at-the-market program for net proceeds of $1.7 million, and in October 2026 we sold the remaining 1,113,807 shares for net proceeds of $1.9 million, completing the program. In October 2026 we also sold 45,158 shares under our committed equity facility with an affiliate of Roth Capital Partners, under which we may sell additional shares at our election, subject to the conditions in the agreement. See Notes 17 and 19 to the condensed consolidated financial statements.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
(amounts in thousands)
Summary of Cash Flows
Net cash (used in) provided by operating activities	$(6,369)	$3,840
Net cash used in investing activities	(6,704)	(22,523)
Net cash provided by (used in) financing activities	13,718	(273)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $6.4 million, the result of a net loss of $17.3 million, adjusted for non-cash items of $14.7 million: depreciation and amortization of $7.2 million, amortization of operating lease assets of $5.4 million, stock-based compensation of $1.8 million and loss on lease termination and impairment of long-lived assets of $1.5 million, less a deferred tax benefit of $1.2 million and a $53 thousand gain on deconsolidation of restaurants. Changes in operating assets and liabilities used $3.8 million, primarily a $9.2 million reduction in gift card liabilities from redemptions and $2.4 million of operating lease liability payments in excess of lease expense, partially offset by the collection of $7.2 million of receivables, primarily from our gift card distributor, and a $1.4 million increase in other current liabilities.

Net cash provided by operating activities during the nine months ended September 30, 2025 was $3.8 million, the result of a net loss of $7.3 million, adjusted for non-cash charges of depreciation and amortization of $6.6 million, amortization of operating lease assets of $5.0 million and stock-based compensation of $2.2 million, less the gain on lease termination and a deferred tax benefit of $0.5 million. Changes in operating assets and liabilities used $1.7 million.

Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $6.7 million, reflecting the purchase of property and equipment, primarily for the restaurants opened in 2026 and sites under development.

Net cash used in investing activities during the nine months ended September 30, 2025 was $22.5 million, reflecting the purchase of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $13.7 million, primarily due to net borrowings of $14.3 million under the PCB Bank line of credit and $1.7 million of net proceeds from the sale of Class A common stock under our at-the-market program, partially offset by payments of $2.2 million on third party notes payable.

Net cash used in financing activities during the nine months ended September 30, 2025 was $0.3 million, as proceeds of $6.0 million from third party loans were offset by payments of $3.0 million on the line of credit, $2.0 million on third party notes payable, $0.8 million of distributions to non-controlling interests, $0.2 million for the repurchase of common stock and $0.2 million of dividends.

Effect of Exchange Rate Changes on Cash

Exchange rate changes decreased cash and cash equivalents by $559 thousand in the nine months ended September 30, 2026, compared to an increase of $74 thousand in the prior-year period, reflecting the translation of our South Korean subsidiaries’ cash balances.

Material Cash Requirements

As of September 30, 2026, we had $26.8 million of debt obligations, consisting of $15.3 million outstanding under our line of credit and $11.6 million of notes payable, including EIDL loans. Of this amount, $19.6 million is due within the next 12 months, including the line of credit, which was extended on October 19, 2026 to March 25, 2027. We expect to fund these obligations through cash on hand, cash from operations and the other sources described above.

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

During the three and nine months ended September 30, 2026, the Company recorded an impairment of $446 thousand on the operating lease asset of its closed Ilsan, South Korea restaurant and wrote off $491 thousand of related property and equipment. Both were measured at a fair value of zero using Level 3 inputs (see Note 10). No impairment loss was recognized during the three and nine months ended September 30, 2025.

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

Foreign Currency Exchange Risk

We have exposure to foreign currency exchange rate fluctuations from our operations in South Korea, principally through a $4.8 million U.S. dollar denominated intercompany loan to our South Korean subsidiary that is remeasured each period. During the three and nine months ended September 30, 2026, we recorded foreign currency gains of $568 thousand and $557 thousand, respectively, primarily from the strengthening of the Korean won against the U.S. dollar

Inflation Risk

The primary areas where inflation impacts our operations are food, beverage, packaging, labor and energy costs, including the cost of products and co-packing for our CPG business. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates dependent on the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses have impacted, and could in the future impact, our operating results to the extent such increases cannot be passed through to our guests. Historically, including the first nine months of 2026, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices and, where market conditions allow, CPG product pricing, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset inflationary or other cost pressures.

Interest Rate Risk

We are exposed to interest rate risk on our variable rate borrowings, consisting of $15.3 million outstanding under our line of credit and $7.0 million of term loans with PCB Bank, each bearing interest at the Wall Street Journal Prime Rate plus 0.25% (7.00% at September 30, 2026). A hypothetical 100 basis point increase in the prime rate would increase our annual interest expense by approximately $0.2 million.

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

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fiscal quarter ended September 30, 2026.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Sales Agreement, dated August 10, 2026, by and between GEN Restaurant Group, Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2026)

10.2

Common Stock Purchase Agreement, dated as of September 29, 2026, by and between GEN Restaurant Group, Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2026)

10.3

Registration Rights Agreement, dated as of September 29, 2026, by and between GEN Restaurant Group, Inc. and Roth Principal Investments, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2026)

10.4*	Change in Terms Agreement, dated October 19, 2026, by and between GEN Restaurant Companies, LLC and PCB Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEN Restaurant Group, Inc.

Date: November 12, 2026	By:	/s/ David Kim
David Kim
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Luke Hewko
Luke Hewko
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)